Form 10QSB
period 2000-03-31
RIMPAC RESOURCES LTD/NM
filed 2000-05-26
CIK 1060080

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]      QUARTERLY REPORT PURSUANT SECTION 13 OR 15(D) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended: March 31, 2000

[ ]      TRANSITION REPORT PURSUANT SECTION 13 OF 15(D) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to _______________

                         Commission file number 0-29481

                              RIMPAC RESOURCES LTD.
        (Exact name of small business issuer as specified in its charter)

           NEVADA                                         91-1921379
(State or other jurisdiction of                          (IRS Employer
 incorporation or organization)                       Identification No.)

        11930 MENAUL BOULEVARD N.E., # 107, ALBUQUERQUE, NEW MEXICO 87112
                    (Address of principal executive offices)

                                 (505) 289-8235
                           (Issuer's telephone number)

                                 NOT APPLICABLE
      (Former name, former address and former fiscal year, if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes    No  X
                                                                      ---    ---

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:

            8,550,000 SHARES OF COMMON STOCK, $.001 PAR VALUE, AS OF
                                  MAY 23, 2000

 Transitional Small Business Disclosure Format (check one);  Yes       No   X
                                                                 ----     ----
Exhibit index on page 7                                     Page 1 of 10  pages

                              Rimpac Resources Ltd
                          (A Development Stage Company)
                                  Balance Sheet
                                   (unaudited)


                                                               March 31,
                                                                 2000
                                                             ------------
                              ASSETS

          Current assets:
            Cash                                             $        564
                                                             ============




                   LIABILITIES AND STOCKHOLDERS'
                             (DEFICIT)

          Current liabilites:
            Accounts payable                                 $      4,805
            Related party payable                                   3,289
                                                             ------------
                                                                    8,094

          Stockholders' (deficit) :
            Preferred stock, $0.01 par value,
              1,000,000 undesignated shares
          authorized                                                 0.00
            Common stock, $0.001 par value,
              50,000,000 shares authorized,
              8,550,000 shares issued and
          outstanding                                               8,550
              Additional paid in capital                           24,162
              (Deficit) accumulated during the
          development stage                                       (40,242)
                                                             ------------
          Total stockholders' (deficit)                            (7,530)
                                                             ------------

                                                             $        564
                                                             ============


    The accompanying notes are an integral part of the financial statements.

                              Rimpac Resources Ltd.
                          (A Development Stage Company)
                            Statements of Operations
                                   (unaudited)



                                                                                       January 26, 1988
                                                  Three months        Three months       (inception)
                                                    ended                ended             Through
                                                 March 31, 1999      March 31, 2000     March 31, 2000
                                                --------------       ---------------   ----------------

Revenue                                         $            0       $             0   $          0.00

Costs and expenses:
  General and administrative                             2,281                 7,667            36,987
  Amortization                                              64                     0             1,283
                                                --------------       ---------------   ---------------

(Loss) from operations                                  (2,345)               (7,667)          (38,270)
                                                --------------       ---------------   ---------------

Other income (expense):
  Foreign currency transaction gain (loss)                  60                   (54)             (722)
  Loss on mineral claims                                     0                     0            (1,250)
                                                --------------       ---------------   ---------------
                                                            60                   (54)           (1,972)
                                                --------------       ---------------   ---------------

Net (loss)                                      $       (2,285)      $        (7,721)  $       (40,242)
                                                ==============       ===============   ===============


Per share information:

  Weighted average number
  of common shares outstanding - basic
and diluted                                          8,550,000             8,550,000         7,055,804
                                                ==============       ===============   ===============

  Net (loss) per common share - basic and
diluted                                         $     (0.00)         $      (0.00)     $      (0.01)
                                                ==============       ===============   ===============


    The accompanying notes are an integral part of the financial statements.

                              Rimpac Resources Ltd.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (unaudited)


                                                                                                 January 26, 1988
                                                            Three months        Three months       (inception)
                                                               ended                ended             Through
                                                           March 31, 1999      March 31, 2000     March 31, 2000
                                                           --------------      ---------------   ----------------

Cash flows from operating activities:
Net (loss)                                                 $      (2,285)      $       (7,721)    $      (40,242)
Adjustments to reconcile net (loss) to net
  cash used in operating activities:
  Amortization                                                        64                    0              1,283
  Write off of mineral claims                                          0                    0              1,250
  Increase (decrease) in accounts payable                           (337)               2,793              4,805
  Common stock issued for assignment
     of mineral property rights                                        0                    0              1,250
                                                           --------------      ---------------    ---------------
Net cash (used in) operating activities                           (2,558)              (4,928)           (31,654)
                                                           --------------      ---------------    ---------------

Cash flows from investing activities:
  Investment in mineral claims                                         0                    0             (1,250)
  Organization costs                                                   0                    0             (1,283)
                                                           --------------      ---------------    ---------------
Net cash (used in) investing activities                                0                    0             (2,533)
                                                           --------------      ---------------    ---------------

Cash flows from financing activities:
  Proceeds from loan from related party                                0                3,289              3,289
  Proceeds from stock sales, net of
    issuance costs                                                     0                    0             26,462
 Proceeds from advances                                                0                    0              5,000
                                                           --------------      ---------------    ---------------
Net cash provided by financing activities                              0                3,289             34,751
                                                           --------------      ---------------    ---------------

Net increase (decrease) in cash                                   (2,558)              (1,639)               564

Beginning cash                                                    13,126                2,203                  0
                                                           --------------      ---------------    ---------------
Ending cash                                                $      10,568       $          564     $          564
                                                           ==============      ===============    ===============


Supplemental cash flow information:
  Cash paid for:   interest                                            0                    0                  0
                   income taxes                                        0                    0                  0

Non-cash investing and financing activities:
  Issuance of common stock as repayment of advances        $           0       $            0     $        5,000

  Issuance of common stock for assignment of
   mineral property rights                                 $           0       $            0     $        1,250


    The accompanying notes are an integral part of the financial statements.

                             Rimpac Resources, Ltd.
                         (A Development Stage Company)
                         Notes to Financial Statements
                                  (Unaudited)


Note 1.  BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the financial statements and notes therto, included in the Company's registration statement on Form 10-SB, file number 0-29481.

Note 2.  RELATED PARTY TRANSACTION

During the three months ended, March 31, 2000, the Company received small loans totaling $3,289 from a related party. The loans have no specific terms of repayment or interest.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         Since incorporation on January 26, 1998, the Company has been a natural resource company engaged in the acquisition of mineral properties, with its sole focus in the state of Arizona. The Company acquired a mineral exploration permit issued by the State of Arizona and intended to explore for gold mineralization within the Goldstone Prospect permit area. The Company was unable to secure financing for the intended exploration and the world market price of gold was on the decline. As a result, the Company abandoned its operations and the permit was not renewed. The Company is now a "shell" company whose sole purpose at this time is to locate and consummate a merger or other business combination with a private entity.

         The Company has not generated any revenue. For the three months ended March 31, 2000, the Company recorded a net loss of $7,721. In comparison, the Company's net loss for the corresponding period of the last fiscal year was $2,285. This factor, among others, raises substantial and compelling doubt about the Company's ability to continue as a going concern.

         The statement of cash flows reflects net cash used in operating activities of $4,928 for the three months ended March 31, 2000. This was offset by $3,289 of net cash provided by financing activities. Since the Company currently has no significant source of revenue, the Company's working capital will be depleted by operating expenses.

         At March 31, 2000, the Company had a working capital deficit of $7,530. Funds required to maintain the Company's existence have been provided by related parties. Management anticipates another offering of common stock to consummate a merger or other business combination, and to provide sufficient working capital. In addition to another offering of common stock, management anticipates that additional financing may be obtained through long- or short-term loans against the Company's equity, or through a joint venture or strategic alliance. There can be no assurance that the Company will be able to obtain additional funding, or obtain additional funding with terms favorable to the Company. The failure to obtain additional financing could result in delay or indefinite postponement of the Company's activities, and a complete loss of its investment.

         The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to identify and implement a merger or other business combination, to obtain additional financing or refinancing as may be required, and to ultimately attain profitability. There are no assurances that the Company will be able to identify and implement a merger or business combination, or obtain any additional financing.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Not Applicable.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable.

ITEM 5.  OTHER INFORMATION

         Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         A) EXHIBITS


       REGULATION                                                                                            SEQUENTIAL
       S-B NUMBER                                            EXHIBIT                                         PAGE NUMBER

          3.1           Articles of Incorporation (1)                                                            N/A

          3.2           Bylaws (1)                                                                               N/A

         10.1           Assignment of Lease and Purchase Option between the Company and                          N/A
                        Leroy Halterman dated March 22, 1998 (1)

         10.2           State Land Department, State of Arizona, Mineral Exploration Permit No.                  N/A
                        08-103044, dated September 17, 1997 (1)

         10.3           Goldstone Prospect, Cochise County, Arizona, Section 28, T20S R23E, A                    N/A
                        Goldstone Prospect, dated December 15, 1997, prepared by Leroy
                        Halterman CPG, RPG, Consulting Geologist (1)

          11            Statement Regarding Computation of Per Share Earnings                               See Financial
                                                                                                             Statements

          27            Financial Data Schedule                                                                  10

----------------------------

(1) Incorporated by reference to the exhibits filed with the Registration Statement on Form 10-SB, File No. 0-29481.

         B)  REPORTS ON FORM 8-K:

         None.



                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     RIMPAC RESOURCES LTD.
                                     (Registrant)


 Date: May 25, 2000                  By:      /s/Leroy Halterman
                                        ----------------------------------------
                                        Leroy Halterman, President

                                   Exhibit 27

                             Financial Data Schedule