Form 10QSB
period 2000-06-30
RIMPAC RESOURCES LTD/NM
filed 2000-08-11
CIK 1060080

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[X]           QUARTERLY REPORT PURSUANT SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended: June 30, 2000

[ ]           TRANSITION REPORT PURSUANT SECTION 13 OF 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

  For the transition period from _____________________ to __________________

                         Commission file number: 0-29481

                              RIMPAC RESOURCES LTD.
        (Exact name of small business issuer as specified in its charter)

           NEVADA                                              91-1921379
(State or other jurisdiction of                               (IRS Employer
 incorporation or organization)                             Identification No.)

        5600 WYOMING BOULEVARD, N.E., #150, ALBUQUERQUE, NEW MEXICO 87112
                    (Address of principal executive offices)

                                 (505) 289-8235
                           (Issuer's telephone number)

        11930 MENAUL BOULEVARD, N.E., #107, ALBUQUERQUE, NEW MEXICO 87112
             (Former name, former address and former fiscal year,
                         if changed since last report)

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

            8,550,000 SHARES OF COMMON STOCK, $.001 PAR VALUE, AS OF
                                 AUGUST 10, 2000

 Transitional Small Business Disclosure Format (check one);  Yes       No   X

Exhibit index on page 7                                     Page 1 of 10 pages

                              Rimpac Resources Ltd.
                          (A Development Stage Company)
                                  Balance Sheet
                                   (unaudited)


                                                           June 30,
                                                             2000
                                                        --------------
                   ASSETS

Current assets:
  Cash                                                  $         291
                                                        ==============




       LIABILITIES AND STOCKHOLDERS'
                 (DEFICIT)

Current liabilites:
 Accounts payable                                       $      11,894
 Related party payable                                          3,289
                                                        --------------
                                                               15,183

Stockholders' (deficit) :
  Preferred stock, $0.01 par value,
    1,000,000 undesignated shares
authorized,
    none issued                                                    --
  Common stock, $0.001 par value,
     50,000,000 shares authorized,
     8,550,000 shares issued and outstanding                    8,550
  Additional paid in capital                                   24,162
  (Deficit) accumulated during the development stage          (47,604)
                                                        --------------
Total stockholders' (deficit)                                 (14,892)
                                                        --------------

                                                        $         291
                                                        ==============



    The accompanying notes are an integral part of the financial statements.

                              Rimpac Resources Ltd.
                          (A Development Stage Company)
                            Statements of Operations
                                   (unaudited)



                                                                                                                   January 26, 1998
                                              Three months     Three months      Six months        Six months         (inception)
                                                 ended             ended           ended             ended              Through
                                              June 30, 1999    June 30, 2000    June 30, 1999     June 30, 2000    June 30, 2000
                                              -------------    -------------    -------------     -------------    ----------------

Revenue                                       $         --     $         --     $          --     $          --    $           --

Costs and expenses:
  General and administrative                           479            7,362             2,760            15,029            44,349
  Amortization                                          64                0               128                 0             1,283
                                              -------------    -------------    --------------    --------------   ----------------
(Loss) from operations                                (543)          (7,362)           (2,888)          (15,029)          (45,632)
                                              -------------    -------------    --------------    --------------   ----------------

Other income (expense):
  Foreign currency transaction gain (loss)              99               --               159               (54)             (722)
  Loss on mineral claims                                --               --                --                --            (1,250)
                                              -------------    -------------    --------------    --------------   ----------------
                                                        99               --               159               (54)           (1,972)
                                              -------------    -------------    --------------    --------------   ----------------

Net (loss)                                    $       (444)    $     (7,362)    $      (2,729)    $     (15,083)   $      (47,604)
                                              =============    =============    ==============    ==============   ================


Per share information:

  Weighted average number
  of common shares outstanding-basic and
  diluted                                        8,550,000        8,550,000         8,550,000         8,550,000         7,408,927
                                              =============    =============    ==============    ==============   ================

  Net (loss) per common share-basic and
  diluted$                                    $      (0.00)    $      (0.00)    $       (0.00)    $       (0.00)   $        (0.01)
                                              =============    =============    ==============    ==============   ================

    The accompanying notes are an integral part of the financial statements.

                              Rimpac Resources Ltd.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (unaudited)


                                                                                                  January 26, 1998
                                                             Six months         Six months           (inception)
                                                               ended              ended                Through
                                                          June 30, 1999       June 30, 2000         June 30, 2000
                                                          ==============      ==============      ================

Cash flows from operating activities:
Net (loss)                                                 $    (2,729)       $    (15,083)       $     (47,604)
Adjustments to reconcile net (loss) to net
  cash (used in) operating activities:
  Amortization                                                     128                  --                1,283
  Write off of mineral claims                                       --                  --                1,250
  Increase (decrease) in accounts payable                          131               9,882               11,894
  Common stock issued for assignment
     of mineral property rights                                     --                  --                1,250
                                                           --------------     --------------      ---------------
Net cash (used in) operating activities                         (2,470)             (5,201)             (31,927)
                                                           --------------     --------------      ---------------

Cash flows from investing activities:
  Investment in mineral claims                                      --                  --               (1,250)
  Organization costs                                                --                  --               (1,283)
                                                           --------------     --------------      ---------------
Net cash (used in) investing activities                             --                  --               (2,533)
                                                           --------------     --------------      ---------------

Cash flows from financing activities:
  Proceeds from loan from related party                             --               3,289                3,289
  Proceeds from stock sales, net of
    issuance costs                                                  --                  --               26,462
 Proceeds from advances                                             --                  --                5,000
                                                           --------------     --------------      ---------------
Net cash provided by financing activities                           --               3,289               34,751
                                                           --------------     --------------      ---------------

Net increase (decrease) in cash                                   (2,470)            (1,912)                291

Beginning cash                                                    13,126              2,203                 --

                                                           --------------     --------------      ---------------
Ending cash                                                $      10,656      $         291       $         291
                                                           ==============     ==============      ===============



Supplemental cash flow information:
    Cash paid for:   interest                                        --                 --                  --
                     income taxes                                    --                 --                  --

Non-cash investing and financing activities:
   Issuance of common stock as repayment of
   advances                                                $         --       $         --        $       5,000

  Issuance of common stock for assignment of
  mineral property rights                                  $         --       $         --        $       1,250





    The accompanying notes are an integral part of the financial statements.

                             Rimpac Resources, Ltd.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                   (Unaudited)


Note 1.  BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the financial statements and notes thereto, included in the Company's Form 10-KSB for the year ended December 31, 1999.

Note 2. RELATED PARTY TRANSACTION

During the six months ended, June 30, 2000, the Company received small loans totaling $3,289 from a related party. The loans have no specific terms of repayment or interest.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         Since incorporation on January 26, 1998, the Company had been a natural resource company engaged in the acquisition of mineral properties, with its sole focus in the state of Arizona. The Company acquired a mineral exploration permit issued by the State of Arizona and intended to explore for gold mineralization within the Goldstone Prospect permit area. The Company was unable to secure financing for the intended exploration and the world market price of gold was on the decline. As a result, the Company abandoned its operations and the permit was not renewed. The Company is now a "shell" company whose sole purpose at this time is to locate and consummate a merger or other business combination with a private entity.

         The Company has not generated any revenue. For the six months ended June 30, 2000, the Company recorded a net loss of $15,083, as compared to a net loss for the corresponding period last fiscal year of $2,729. The increased loss for the current fiscal period is due in part to higher legal and accounting expenses. In order to have the Company's stock traded on the OTC Bulletin Board, the Company is required to have its common stock registered with the Securities and Exchange Commission and thereby become a reporting company. Compliance with this requirement and with ongoing reporting requirements have resulted in higher legal and accounting expenses.

         For the six months ended June 30, 2000, the statement of cash flows reflects net cash used in operating activities of $5,201, which was offset by net cash provided by financing activities of $3,289. Since the Company currently has no significant source of revenue, the Company's working capital will be depleted by operating expenses and the Company will be dependent upon external sources of cash.

         At June 30 , 2000, the Company had a working capital deficit of $14,892. Funds required to maintain the Company's existence have been provided by related parties. Management anticipates another offering of common stock to consummate a merger or other business combination, and to provide sufficient working capital. In addition to another offering of common stock, management anticipates that additional financing may be obtained through long- or short-term loans against the Company's equity, or through a joint venture or strategic alliance. There can be no assurance that the Company will be able to obtain additional funding, or obtain additional funding with terms favorable to the Company. The failure to obtain additional financing could result in delay or indefinite postponement of the Company's activities, and a complete loss of its investment.

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

           27           Financial Data Schedule                                                                  ___

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

                                       RIMPAC RESOURCES LTD.
                                       (Registrant)


Date: August ____, 2000                By:
                                          -------------------------------------
                                          Leroy Halterman, President

                                   Exhibit 27

                             Financial Data Schedule