Form 10QSB
period 2000-09-30
RIMPAC RESOURCES LTD/NM
filed 2000-11-14
CIK 1060080

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended: September 30, 2000

[ ]      TRANSITION REPORT UNDER SECTION 13 OF 15(D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________________ to __________________

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

       5600 WYOMING BLVD., N.E., SUITE 150, ALBUQUERQUE, NEW MEXICO 87109
                    (Address of principal executive offices)

                                 (505) 828-2392
                           (Issuer's telephone number)

     11930 MENAUL BOULEVARD, N.E., SUITE 107, ALBUQUERQUE, NEW MEXICO 87112
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:

            8,550,000 SHARES OF COMMON STOCK, $0.001 PAR VALUE, AS OF
                                NOVEMBER 14, 2000

 Transitional Small Business Disclosure Format (check one);  Yes       No   X
                                                                 -----    -----

Exhibit index on page 7                                        Page 1 of 9 pages

                              RIMPAC RESOURCES LTD.
                         (A Development Stage Company)
                                 Balance Sheet
                                  (unaudited)


                                                                  September 30,
                                                                      2000
                                                                 --------------


           ASSETS

Current assets:
    Cash                                                         $         95
                                                                 =============



LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
    Accounts payable                                             $     10,957
    Related party payable                                               7,587
                                                                 -------------
                                                                       18,544
                                                                 -------------

Stockholders' (deficit):
    Preferred stock, $0.01 par value,
       1,000,000 undesignated shares
    authorized,
       none issued                                                          0
    Common stock, $0.001 par value,
       50,000,000 shares authorized,
       8,550,000 shares issued
       and outstanding                                                  8,550
    Additional paid in capital                                         24,162
    (Deficit) accumulated during the
    development stage                                                 (51,161)
                                                                 -------------
  Total stockholders' (deficit)                                       (18,449)
                                                                 -------------
                                                                 $         95
                                                                 =============



    The accompanying notes are an integral part of the financial statements.

                              RIMPAC RESOURCES LTD.
                         (A Development Stage Company)
                            Statements of Operations
                                  (unaudited)


====================================================================================================================================
                                                                                                                    January 26, 1998
                                                 Three months      Three Months      Nine months      Nine months     (inception)
                                                    ended             ended             ended            ended          Through
                                                 September 30,     September 30,    September 30,    September 30,   September 30,
                                                     1999              2000             1999              2000            2000
------------------------------------------------------------------------------------------------------------------------------------
REVENUE                                           $        0       $         0      $         0      $         0    $           0

Costs and expenses:
  General and administrative                           5,189             3,666            7,949           18,695           48,015
   Amortization                                           64                 0              192                0            1,283
                                                  -----------      ------------     ------------     ------------   --------------

(Loss) from oerations                                 (5,253)           (3,666)          (8,141)         (18,695)         (49,298)
                                                  -----------      ------------     ------------     ------------   --------------

Other income (expense)
    Foreign currency transaction gain (loss)             (44)              109              115               55             (613)
    Loss on mineral claims                                 0                 0                0                0           (1,250)
                                                  -----------      ------------     ------------     ------------   --------------
                                                         (44)              109              115               55           (1,863)
                                                  -----------      ------------     ------------     ------------   --------------

NET (LOSS)                                        $   (5,297)      $    (3,557)     $    (8,026)         (18,640)         (51,161)
                                                  ===========      ============     ============     ============   ==============


PER SHARE INFORMATION:

 Weighted average number
 of common shares outstanding-basic and
 diluted                                           8,550,000         8,550,000        8,550,000        8,550,000        7,409,122
                                                  ===========      ============     ============     ============   ==============

Net (loss) per common share - basic and
 diluted                                          $   (0.00)       $   (0.00)       $   (0.00)       $   (0.00)     $     (0.01)
                                                  ===========      ============     ============     ============   ==============



    The accompanying notes are an integral part of the financial statements.

                              RIMPAC RESOURCES LTD.
                         (A Development Stage Company)
                            Statements of Cash Flows
                                  (unaudited)


                                                                                                                     January 26,
                                                                                                                        1998
                                                                          Nine Months          Nine Months           (inception)
                                                                             Ended                Ended                Through
                                                                          September 30,        September 30,        September 30,
                                                                              1999                 2000                 2000
                                                                         --------------       ---------------      ----------------

Cash flows from operating activities:
Net (loss)                                                               $     (8,026)        $     (18,640)       $     (51,161)
Adjustments to reconcile net (loss) to net
  cash (used in) operating activities:
  Amortization                                                                    192                     0                1,283
  Write off of mineral claims                                                       0                     0                1,250
  Increase (decrease) in accounts payable                                      (1,195)                8,945               10,957
  Common stock issued for assignment
    of mineral property rights                                                      0                     0                1,250
                                                                          -------------       --------------       --------------
    Net cash (used in) operating activities                                    (9,029)               (9,695)             (36,421)
                                                                          --------------       --------------       --------------

Cash flows from investing activities:
    Investment in mineral claims                                                    0                     0               (1,250)
    Organization costs                                                              0                     0               (1,283)
                                                                          --------------       --------------       --------------
Net cash (used in) investing activities                                             0                     0               (2,533)
                                                                          --------------       --------------       --------------

Cash flows from financing activities:
    Proceeds from loan from related party                                           0                 7,587                7,587
    Proceeds from stock sales, net of
       insurance costs                                                              0                     0               26,462
    Proceeds from advances                                                          0                     0                5,000
                                                                          --------------       --------------       --------------
Net cash provided by financing activities                                           0                 7,587               39,049
                                                                          --------------       --------------       --------------
Net increase (decrease) in cash                                                (9,029)               (2,108)                  95

Beginning cash                                                                 13,126                 2,203                    0
                                                                          --------------       --------------       --------------
Ending cash                                                               $     4,097          $         95         $         95
                                                                          ==============       ==============       ==============

Supplemental cash flow information:
Cash paid for:     interest                                                         0                     0                    0
                   income taxes                                                     0                     0                    0

Non-cash investing and financing activities:
     Issuance of common stock as repayment of advances                    $         0          $          0          $     5,000

     Issuance of common stock for assignment of mineral
       property rights                                                    $         0          $          0          $     1,250



    The accompanying notes are an integral part of the financial statements.

                             Rimpac Resources, Ltd.
                         (A Development Stage Company)
                         Notes to Financial Statements
                                  (Unaudited)


Note 1.  BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the financial statements and notes thereto, included in the Company's Form 10-SB filed June 9, 2000.

Note 2.  RELATED PARTY TRANSACTION

During the nine months ended September 30, 2000, the Company received unsecured loans totaling $7,586 from a related party. The loans have no specific terms of repayment or interest.

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

         The Company has not generated any revenue. For the nine months ended September 30, 2000, the Company recorded a net loss of $18,640, as compared to a net loss for the corresponding period last fiscal year of $8,026. The increased loss for the current fiscal period is due in part to higher legal and accounting expenses. In order to have the Company's stock traded on the OTC Bulletin Board, the Company is required to have its common stock registered with the Securities and Exchange Commission and thereby become a reporting company. Compliance with this requirement and with ongoing reporting requirements have resulted in higher legal and accounting expenses.

         For the nine months ended September 30, 2000, the statement of cash flows reflects net cash used in operating activities of $9,695, which was offset by net cash provided by financing activities of $7,587. Since the Company currently has no significant source of revenue, the Company's working capital will be depleted by operating expenses and the Company will be dependent upon external sources of cash.

         At September 30, 2000, the Company had a working capital deficit of $18,449. Funds required to maintain the Company's existence have been provided through loans from related parties. Management anticipates another offering of common stock to consummate a merger or other business combination, and to provide sufficient working capital. In addition to another offering of common stock, management anticipates that additional financing may be obtained through long- or short-term loans against the Company's equity, or through a joint venture or strategic alliance. There can be no assurance that the Company will be able to obtain additional funding, or obtain additional funding with terms favorable to the Company. The failure to obtain additional financing could result in delay or indefinite postponement of the Company's activities, and a complete loss of its investment.

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

         Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         A) EXHIBITS


       REGULATION                                                                                            SEQUENTIAL
       S-B NUMBER                                            EXHIBIT                                         PAGE NUMBER

           3.1          Articles of Incorporation (1)<F1>                                                        N/A

           3.2          Bylaws (1)<F1>                                                                           N/A

          10.1          Assignment of Lease and Purchase Option between the Company and                          N/A
                        Leroy Halterman dated March 22, 1998 (1)<F1>

          10.2          State Land Department, State of Arizona, Mineral Exploration Permit No.                  N/A
                        08-103044, dated September 17, 1997 (1)<F1>

          10.3          Goldstone Prospect, Cochise County, Arizona, Section 28, T20S R23E, A                    N/A
                        Goldstone Prospect, dated December 15, 1997, prepared by Leroy
                        Halterman CPG, RPG, Consulting Geologist (1)<F1>

           27           Financial Data Schedule                                                                   9

----------------------------

<F1>
(1)   Incorporated by reference to the exhibits filed with the Registration Statement on Form 10-SB, File No.
      0-29481.

      B) REPORTS ON FORM 8-K:

      None.



                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      RIMPAC RESOURCES LTD.
                                      (Registrant)


Date: November 14, 2000               By: /s/ Leroy Halterman
                                         ---------------------------------------
                                         Leroy Halterman, President
                                         (Principal financial officer)

                                   Exhibit 27

                             Financial Data Schedule