Form 10KSB
period 2000-12-31
RIMPAC RESOURCES LTD/NM
filed 2001-03-30
CIK 1060080

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

|X|    ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
       OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number: 0-29481

                              RIMPAC RESOURCES LTD.
                 (Name of small business issuer in its charter)

           NEVADA                                               91-1921379
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

 1765 DUCHESS AVENUE, SUITE M2, WEST VANCOUVER, BRITISH COLUMBIA V7V 1P8 CANADA
     (Address of principal executive offices)                  (Zip Code)

                    Issuer's telephone number: (604) 689-4919

       Securities registered under Section 12(b) of the Exchange Act: NONE

         Securities registered under Section 12(g) of the Exchange Act:

                         COMMON STOCK, $0.001 PAR VALUE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes X   No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[ ]

            Issuer's revenues for its most recent fiscal year: $0.00

        Aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant
                           as of March 27, 2001: $0.00

    Number of shares outstanding of registrant's common stock, no par value, as of March 27, 2001: 8,550,000

                    Documents incorporated by reference: NONE

       Transitional Small Business Disclosure Format (check one): Yes    No  X
                                                                     ---    ---

Exhibit index on consecutive page 14                          Page 1 of 27 Pages

                                     PART I


                           FORWARD LOOKING STATEMENTS

Under the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 (the "PSLRA"), we caution readers regarding forward looking statements found in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by or on our behalf. We disclaim any obligation to update forward looking statements. Readers should also understand that under Section 27A(b)(2)(D) of the Securities Act, and Section 21E(b)(2)(D) of the Securities Exchange Act, the "safe harbor" provisions of the PSLRA do not apply to statements made in connection with an initial public offering.


ITEM 1.    DESCRIPTION OF BUSINESS.
--------------------------------------------------------------------------------

INTRODUCTION

Unless the context otherwise requires, the terms "we", "our" and "us" refers to Rimpac Resources Ltd.

We were organized under the laws of the State of Nevada on January 26, 1998, to acquire a mineral exploration permit and to explore for precious metals in the State of Arizona. We subsequently acquired a mineral exploration permit issued by the State of Arizona and intended to explore for gold mineralization within the permit area. However, we were unable to secure financing and the world market price of gold was on the decline. As a result, we abandoned our operations and the permit was not renewed.

We are now considered a "shell" company whose sole purpose is to locate and consummate a merger or acquisition with a private entity. Any business combination or transaction will likely result in a significant issuance of shares and substantial dilution to our present stockholders. Our offices are located at 1765 Duchess Avenue, Suite M2, West Vancouver, British Columbia V7V 1P8 Canada, and our telephone number is (604) 689-4919.

BACKGROUND

On March 28, 1998, we entered into a related party Assignment of Lease and Purchase Option agreement with our prior officer and director, Mr. Leroy Halterman. According to the agreement, Mr. Halterman assigned to us all of his rights and interests in Mineral Exploration Permit Number 08-103044 issued by the State of Arizona in exchange for 500,000 shares of our common stock. We assumed all of the terms and obligations of the permit, and the deemed value of the permit was $1,250.

During implementation and further investigation of the planned operations, we decided not to renew the permit issued by the State of Arizona. We did not pay the annual renew fee of $1,600, which was due on September 16, 1999. Our decision, in large part, was based on our inability to secure funding to finance the adopted exploration program and the decline of the world market price of gold. As a result, we allowed the mineral exploration permit to terminate. We are no longer allowed to explore for gold mineralization within the permit area. To the extent necessary, we have restored the property to its prior condition and have no further financial or restoration obligations with respect our prior operations.

CURRENT OPERATIONS

We seek to acquire assets or shares of an entity actively engaged in a business in exchange for our securities. We have not identified a particular acquisition target and have not entered into any negotiations. If and when we do, we expect that our sole officer and director will provide our shareholders with complete disclosure documentation concerning the potential business opportunity and the structure of the proposed business combination. The disclosure is expected to be in the form of a proxy or information statement. While the disclosure may include audited financial statements of the target entity, there is no assurance that the audited financial statements will be available. We will obtain certain assurances that audited statements will be provided within sixty days after closing. Prior to closing, we will require that the value of the assets in the audited financial statements will not materially differ from the representations included in the closing documents, or the transaction will be voidable.

GENERAL BUSINESS PLAN

We will not restrict our search to any specific business, industry, or geographical location, and we may participate in a business venture of virtually any kind. We anticipate that the selection of a business opportunity in which to participate will be complex and extremely risky. Although we have no cash or assets to offer the owners of a business opportunity, we will be able to offer the owners a chance to acquire a controlling ownership interest in a publicly registered company. The owners will be able to acquire the controlling interest without incurring the cost and time required to conduct an initial public offering. The owners of a business opportunity will, however, incur legal and accounting costs in connection with the acquisition. The Securities Exchange Act of 1934 specifically requires that any merger or acquisition candidate must comply with all applicable reporting requirements. This includes, for example, Form 8-Ks, Form 10-QSBs, and Form 10-KSBs with audited financial statements.

Due to general economic conditions, rapid technological advances and shortages of available capital, we believe there are numerous businesses seeking the perceived benefits of a publicly registered company. The perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, and providing liquidity for all shareholders. Unfortunately, we have not conducted market research and are not aware of statistical data which would support any perceived benefit for the owners of a business opportunity.

The analysis of a business opportunity will be undertaken by, or under the supervision of, our sole officer and director, Ms. Georgia Knight. Ms. Knight is not a professional business analyst. Ms. Knight intends to concentrate on identifying preliminary business opportunities which may be brought to her attention through present associations, or by our shareholders. In analyzing prospective business opportunities, Ms. Knight will consider such matters as:

      o     the available technical, financial and managerial resources;

      o     working capital and other financial requirements;

      o     history of operations, if any;

      o     prospects for the future, such as potential growth or expansion;

      o     nature of present and expected competition;

      o the quality and experience of management service and the depth of management;

      o     the potential for further research, development, or exploration;

      o specific risk factors not now foreseeable but which may be anticipated to impact our proposed activities;

      o     the public acceptance of the products, services, or trades; and

      o     name identification and other relevant factors.

A business opportunity may occur in many different industries and at various stages of development, all of which will make our task of comparative investigation and analysis extremely difficult and complex. While we are not especially experienced in matters relating to investigation and analysis of business opportunities, we will rely upon the efforts of Ms. Knight and, to a much lesser extent, the efforts of our shareholders, in accomplishing our business purpose. We may also retain outside consultants and advisors and any cash fee earned by such party will be paid by the prospective merger/acquisition candidate. At this time, we have no contracts or agreements with any outside consultant or advisor, and none are contemplated. Our sole officer and director expects to meet personally with management and key personnel of a business opportunity as part of our "due diligence" investigation. To the extent possible, we will utilize written reports and personal investigations to evaluate the above factors.

We believe we will incur nominal expenses in the implementation of our business plan. As of December 31, 2000, we had liabilities of $24,050 and no assets with which to pay these liabilities. Because we have minimal or no capital with which to pay these expenses, our management and/or our shareholders may pre-pay these charges with their personal funds, or make loans to us at a fair interest rate. If additional funding is required, management and/our shareholders will continue to provide capital or arrange for outside financing. We will only be able to repay management and/or our shareholders by consummating a merger or acquisition, or by conducting an offering of our equity securities. If a merger candidate cannot be found within a reasonable period of time, we may be required reconsider our business strategy, which could result in our dissolution.

ACQUISITION OF OPPORTUNITIES

In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. On the consummation of a transaction, it is probable that our present management and shareholders will no longer be in control of us. Our sole officer and director may, as part of the terms of a merger or acquisition, resign and be replaced by new officers and directors without a vote of our shareholders.

We anticipate that our securities, which we issue in any such merger or acquisition, will be issued in reliance upon an exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of a transaction, we may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, it will be undertaken by the surviving entity after we have successfully consummated a merger or acquisition and are no longer considered a "shell" company. Until a merger or acquisition is consummated, we will not attempt to register any additional securities.

While the actual terms of a transaction cannot be predicted, we will attempt to avoid the creation of a taxable event and thereby structure an acquisition in a so-called "tax-free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code (the "Code"). In order to obtain tax-free treatment under the Code, it may be necessary for the owners of an acquired business to own 80% or more of the voting stock of the surviving entity. In such event, our shareholders may retain 20% or less of the issued and outstanding shares of the surviving entity, which would result in significant dilution in the equity of our shareholders.

As part of our "due diligence" investigation, our sole officer and director may meet with management and key personnel, may visit and inspect material facilities, obtain independent analysis and verification of certain information, check references of management and key personnel, and may take any other reasonable investigative measure to the extent of our financial resources and management expertise. The manner in which we participate in an opportunity will depend on the nature of the opportunity, the respective needs and desires of the parties, the management of the opportunity, and the relative negotiation strength of us and such other management.

We expect that negotiations concerning a merger or acquisition will focus on the amount of our ownership interest which we offer to the owners of a business opportunity. Depending upon, among other things, the assets and liabilities of a business opportunity, our shareholders will in all likelihood hold a substantially lesser percentage ownership interest in us following a merger or acquisition. Also, our shareholders' ownership interest may be subject to significant reduction in the event we acquire a company with substantial assets. We believe that any merger or acquisition will have a significant dilutive effect on the percentage of shares held by our current shareholders.

We will participate in a business opportunity only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, the agreements will generally contain the following provisions:

      o     specific representations and warranties by all parties;

      o     consideration paid or exchange between the parties;

      o     specific events and remedies of default;

      o the terms of closing and the conditions that must be satisfied by each of the parties prior to and after closing;

      o the manner of bearing costs, including costs associated with our attorneys and accountants; and

      o     other miscellaneous terms.

We will not acquire or merge with any entity that cannot provide independent audited financial statements within a reasonable time after closing. We are subject to the reporting requirements of the Securities Exchange Act of 1934, which requires us file independent audited financial statements as part of our Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition. If such audited financial statements are not available at closing, or within time parameters necessary to insure our compliance with the requirements of the Securities Exchange Act of 1934, or if the audited financial statements provided do not conform to the representations made in the agreements, the closing documents will provide that the proposed transaction will be voidable at our discretion. If a transaction is voided, the agreement will also contain a provision providing for the acquisition entity to reimburse us for all costs associated with the proposed transaction.

COMPETITION

We will remain an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than us. In view of our combined extremely limited financial resources and limited management expertise, we will continue to be at a significant competitive disadvantage compared to our competitors.

INVESTMENT COMPANY ACT OF 1940

Although we will be subject to regulation under the Securities Act of 1933, and the Securities Exchange Act of 1934, we believe we will not be subject to regulation under the Investment Company Act of 1940. In the event we engage in a business combination which results in us holding a passive investment interest in a number of entities, we could be subject to regulation under the Investment Company Act. In such event, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the Securities and Exchange Commission as to our status under the Investment Company Act. As a result, a violation could subject us to material adverse consequences.

INVESTMENT ADVISORS ACT OF 1940

Under Section 202(a)(11) of the Investment Advisors Act of 1940, an "investment advisor" means any person who, for compensation, engages in the business of advising others, either directly or through publications or writings, as to the value of securities or as to the advisability of investing in, purchasing, or selling securities, or who, for compensation and as part of a regular business, issues or promulgates analyses or reports concerning securities. We will only seek to locate a suitable merger or acquisition candidate, and do not intend to engage in the business of advising others in investment matters for a fee or otherwise.

EMPLOYEES

We have no employees at this time.

PRINCIPAL OFFICES

Under an oral agreement, we are occupying approximately 250 square feet of office space from Ms. Knight, our sole officer and director. The agreement is a month-to-month lease and we are required to pay Ms. Knight Cdn.$250.00 per month.


ITEM 2.    DESCRIPTION OF PROPERTY.
--------------------------------------------------------------------------------

We have no properties and no agreements to acquire any properties.


ITEM 3.    LEGAL PROCEEDINGS.
--------------------------------------------------------------------------------

None.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
--------------------------------------------------------------------------------

Not Applicable.

                                     PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
--------------------------------------------------------------------------------

Our common stock is traded on the over-the-counter bulletin board ("OTCBB") under the symbol "RIMP". We were initially cleared for trading on the OTCBB on October 2, 1998. From October 2, 1998 to April 3, 2000, we traded under the symbol "RIMP". On April 4, 2000, our symbol changed to "RIMPE" to indicate that we were subject to being delisted based upon the NASD's rules regarding the registration status of quoted companies. We were delisted from the OTCBB on May 8, 2000, and relisted on July 6, 2000 under the symbol "RIMP". The following table sets forth the range of high and low closing bid quotations of our common stock for each fiscal quarter during the last two years:


                                                     BID OR TRADE PRICES

1999 FISCAL YEAR                                  HIGH                LOW

Quarter Ending 03/31/99.....................     $0.375             $0.125
Quarter Ending 06/30/99.....................     $0.750             $0.450
Quarter Ending 09/30/99.....................     $1.320             $0.750
Quarter Ending 12/31/99.....................     $1.000             $0.750

2000 FISCAL YEAR                                  HIGH                LOW

Quarter Ending 03/31/00.....................     $1.500             $0.625
Quarter Ending 06/30/00.....................     $1.000             $1.000
Quarter Ending 09/30/00.....................     $0.00              $0.00
Quarter Ending 12/31/00.....................     $0.00              $0.00

The above quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

During the last two fiscal years, we have not declared cash dividends on our common stock and we do not anticipate that dividends will be paid in the foreseeable future.

As of March 27, 2001, the closing price for our common stock on the OTCBB was $0.00.

As of March 27, 2001, there were 15 record holders of our common stock.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
--------------------------------------------------------------------------------

SELECTED FINANCIAL DATA

The balance sheet and income statement data shown below were derived from our audited financial statements. You should read this summary financial data in conjunction with "Management's Discussion and Analysis or Plan of Operation," "Business," and our financial statements and related notes included elsewhere in this filing.


                                                INCEPTION
                                           THROUGH DECEMBER 31,              YEAR ENDED DECEMBER 31,
                                           --------------------       ------------------------------------
                                                  2000                      2000                 1999
                                           --------------------       ----------------     ---------------
OPERATING DATA:

Revenues.................................  $                 0        $             0      $            0
Net loss.................................  $           (56,762)       $       (24,241)     $      (13,516)

Net loss per share.......................  $             (0.01)       $         (0.00)     $        (0.00)

                                             DECEMBER 31, 2000        DECEMBER 31, 1999
                                           --------------------       -----------------
BALANCE SHEET DATA:

Working capital..........................  $           (24,050)       $             191
Total assets.............................  $                 0        $           2,203
Total liabilities........................  $            24,050        $           2,012
Shareholders' equity.....................  $           (24,050)       $             191

GENERAL

Since incorporation on January 26, 1998, we have not generated any revenues. For the period from inception through December 31, 2000, we recorded a cumulative net loss of $56,762, which included the following costs and expenses: legal ($18,896); consulting ($12,406); transfer agent ($5,118); and accounting and audit ($14,641). These factors, among others, raise substantial and compelling doubt about our ability to continue as a going concern.

Our continued existence is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis, to obtain additional financing or refinancing as may be required, and ultimately to attain profitability. There are no assurances that we will be able to obtain such financing or, if we are able to obtain additional financing, that such financing will be on terms favorable to us. The inability to obtain additional financing when needed will have a material adverse effect on our operating results.

RESULTS OF OPERATIONS

For the year ended December 31, 2000, we incurred a loss of $24,241, as compared to a loss of $13,516 for 1999. General and administration expenses were $24,296 for 2000 as compared to $11,352 in 1999. The increase was due to the expenses associated with becoming a reporting company and our duty to file periodic and annual reports.

LIQUIDITY OF OPERATIONS

At December 31, 2000, we had a working capital deficit of $24,050, as compared to a working capital surplus of $191 at December 31, 1999. Funds required to maintain our existence have been provided by related parties.

The statement of cash flows reflects net cash used in operating activities of $10,000 for the year ended December 31, 2000. This was offset by $7,797 of net cash provided by financing activities. Since we currently have no significant source of revenue, our working capital deficit will continue to increase as we incur additional operating expenses.

Our primary source of working capital has been through sales of common stock. To acquire the Mineral Exploration Permit Number 08-103044 issued by the State of Arizona, we issued 500,000 shares of common stock in a private offering. To provide working capital, we conducted a subsequent private offering and sold 8,000,000 shares of common stock at a price of $0.0025 per share. We then conducted another private offering and sold 50,000 shares of common stock at a price of $0.30 per share. From inception through December 31, 2000, we received $26,462 of net proceeds from sales of common stock.

From our inception until February 2001, Mr. Halterman, our former officer and director, had spent approximately seventy (70) hours on organizing documentation, property acquisitions and seeking capital for us. During that time he also provided our offices to us on a rent free basis. We believe that Mr. Halterman's time and the minimal amount of office space are immaterial to our financial position.

As of December 31, 2000, we had a net operating loss carryforward of approximately $56,000, which will expire in the year 2020. The deferred tax asset relating to the operating loss carryforward has been fully reserved at December 31, 2000.


ITEM 7.    FINANCIAL STATEMENTS.
--------------------------------------------------------------------------------

Please refer to the pages beginning with F-1.


ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE.
--------------------------------------------------------------------------------

Not Applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.
--------------------------------------------------------------------------------

EXECUTIVE OFFICERS AND DIRECTORS

Our sole officer and director is:

       NAME:                   AGE:             TITLE(S):
       ----                    ---              ---------

       Georgia Knight          37               President, Secretary, Treasurer
                                                and Director


Our directors are elected by the shareholders and our officers are appointed annually by our board of directors. Vacancies in our board are filed by the board itself. Our officers and directors receive no compensation for their services. Our officers and directors devote their time to us on an "as needed" basis, which, depending on the circumstances, could amount to as little as two hours per month. We anticipate a time commitment between five to ten hours per month. Set forth below is a brief description of the recent employment and business experience of our sole officer and director.

GEORGIA KNIGHT, PRESIDENT, SECRETARY, TREASURER AND DIRECTOR. Ms. Knight has been our sole officer and director since February 2001. Since August 2000, she has been the president and director of Infinity Products Incorporated, a golfing accessory company located in Vancouver, Canada. Since October 1998 and December 1999, she has been the office administrator and director, respectively, for Primo Resources International Inc., an oil and gas company located in Vancouver, Canada. Primo Resources International Inc. is a reporting issuer with the SEC. From June 1995 to September 1998, Ms. Knight was a marketing administrator and assisted with legal support for Samoth Capital Corporation, a financial real estate lending and hotelier company with offices located in Vancouver, Canada and Scottsdale, Arizona. From January 1995 to June 1995, she was an executive assistant at Haywood Securities Inc., a securities investment firm located in Vancouver, Canada. From 1994 to 1997, Ms. Knight was self-employed as a management consultant on a part-time basis under the name GHK Consulting, Inc., a British Columbia corporation located in Vancouver, Canada. From 1993 to 1994, she was employed as an office administrator and legal secretary with Beruschi & Co. Law Firm located in Vancouver, Canada. Ms. Knight has attended several college courses but does not have a college degree.

CONFLICTS OF INTEREST

Our sole officer and director is associated with other firms involved in a range of business activities. Consequently, there are potential inherent conflicts of interest in her acting as an officer and director of our company. Insofar as Ms. Knight is engaged in other business activities, we anticipate she will devote only a minor amount of time to our affairs.

Our officer and director is now and may in the future become shareholder, officer or director of other companies which may be formed for the purpose of engaging in business activities similar to us. Accordingly, additional direct conflicts of interest may arise in the future with respect to such individual acting on behalf of us or other entities. Moreover, additional conflicts of interest may arise with respect to opportunities which come to the attention of such individual in the performance of her duties or otherwise. We do not currently have a right of first refusal pertaining to opportunities that come to our attention and may relate to our business operations.

Our officer and director is, so long as she is our officer or director, subject to the restriction that all opportunities contemplated by our plan of operation which come to her attention, either in the performance of her duties or in any other manner, will be considered opportunities of, and be made available to us and the companies that she is affiliated with on an equal basis. A breach of this requirement will be a breach of the fiduciary duties of the officer or director. If we or the companies in which the officer and director is affiliated with both desire to take advantage of an opportunity, then said officer and director would abstain from negotiating and voting upon the opportunity. In which case, our board of directors would be unable to approve the transaction, and our shareholders would be required to vote upon the transaction. However, our director may still individually take advantage of opportunities if we should decline to do so. Except as set forth above, we have not adopted any other conflict of interest policy with respect to such transactions.

As of December 31, 2000, we did not have a standing audit, nominating, or compensation committee of our board of directors.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. To our knowledge, all reports have been filed.


ITEM 10.   EXECUTIVE COMPENSATION.
--------------------------------------------------------------------------------

EXECUTIVE COMPENSATION

Ms. Knight is serving without compensation. If we generate revenues from operations after consummation of a merger or acquisition, it is anticipated that our executive officers and directors will be compensated. The following table sets forth information for our sole officer and director, Ms. Knight, and our former officer and director, Mr. Halterman:

                                                                                    LONG TERM COMPENSATION
                                                                     ---------------------------------------------
                           ANNUAL COMPENSATION                                    AWARDS                PAYOUTS
                        -----------------------------------------    -----------------------------    ------------
                                                       OTHER          RESTRICTED
NAME AND                                               ANNUAL           STOCK              OP-            LTIP          ALL OTHER
PRINCIPAL                                              COMPEN-         AWARD(S)         TIONS/SARS     PAYOUTS ($)       COMPEN-
POSITION         YEAR        SALARY        BONUS       SATION ($)         ($)              ($)                           SATION ($)
------------------------------------------------------------------------------------------------------------------------------------
Georgia          2000          -0-          -0-          -0-              -0-              -0-             -0-             -0-
Knight,
President

Leroy            2000          -0-          -0-          -0-              -0-              -0-             -0-             -0-
Halterman,       1999          -0-(1)<F1>   -0-          -0-              -0-              -0-             -0-             -0-
Former           1998          -0-          -0-          -0-              -0-              -0-             -0-             -0-
Officer &
Director

<F1>
(1) Does not include consulting fees paid to Mr. Halterman. From inception through December 31, 1999, Mr. Halterman provided consulting services to us in the amount of $4,579. There were no consulting fees for the year ended December 31, 2000.


Other than the above, we do not pay monetary compensation to our officer and director, nor do we compensate our director for attendance at meetings. We do reimburse our officer and director for reasonable expenses incurred during the course of her performance. There are no employment agreements and we have no long-term incentive or medical reimbursement plans. We have not adopted a retirement, pension, profit sharing, stock option or insurance programs, or other similar program.

If we do consummate a merger or acquisition, the surviving entity may desire to employ our management for the purposes of providing services to the surviving entity. We have adopted a policy whereby the offer of any post-transaction remuneration to members of our management will not be a consideration in our decision to undertake any proposed transaction. Our management has agreed to disclose to our board of directors any discussions concerning possible compensation to be paid to them by any entity which proposes to undertake a transaction with us.

It is possible that persons associated with our management may refer a prospective merger or acquisition candidate to us. In the event we consummate a transaction with any entity referred by associates of our management, it is possible that the associate will be compensated for its referral in the form of a finder's fee. It is anticipated that this fee will be either in the form of our restricted shares of common stock or in the form of cash consideration. The amount of such finder's fee cannot be determined as of the date of this filing, but is expected to be comparable to consideration normally paid in like transactions. No member of our management will receive any finder's fee, either directly or indirectly, as a result of their respective efforts to implement our business plan.


ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT.
--------------------------------------------------------------------------------

The following table provides certain information as to the officers and directors individually and as a group, and the holders of more than 5% of our common stock as of March 27, 2001:


NAME AND ADDRESS OF OWNER                                                          NUMBER OF SHARES                   PERCENT OF
                                                                                         OWNED                        CLASS (1)<F1>
Georgia Knight                             Our Sole Officer and                           -0-                             0.0%
609 Granville Street, Suite 1738                 Director
Vancouver, British Columbia
V7Y 1G5 Canada

Leroy Halterman                            Our Former Officer
11930 Menaul Blvd., N.E., Suite 107            and Director                             500,000                           5.9%
Albuquerque, New Mexico 87112

Adney Trading S A
c/o Lillian Deleveaux                                                                   700,000                           8.2%
94 Dowdeswell Street
P.O. Box N-3114
Nassau, Bahamas

Sheila Andrews
Bluf Coil Samares Inner Road                                                            700,000                           8.2%
St. Clement FOR
Jersey Channel Islands

Sarah Cabianca                                 Our Promoter
4519 Woodgreen Drive                                                                    622,000                           7.3%
West Vancouver, British Columbia
V7S 2T8 Canada

Heath T. Ellingham
7919 Woodhurst Drive                                                                    700,000                           8.2%
Burnaby, British Columbia V5A 4C5
Canada

Phyllis Grant
c/o #103-1140 Castle Crescent                                                           700,000                           8.2%
Port Coquitlam, British Columbia
Canada








NAME AND ADDRESS OF OWNER                                                          NUMBER OF SHARES                   PERCENT OF
                                                                                         OWNED                        CLASS (1)<F1>

Dave  S A Jeffrey
1633 West 8th Avenue, Apt. 801                                                          700,000                           8.2%
Vancouver, British Columbia V6J 5H7
Canada

Scott Larson
334 Strand Avenue                                                                       700,000                           8.2%
New Westminister, British Columbia
V3L 3J2 Canada

Charles Phillips
55 Lateward Road                                                                        700,000                           8.2%
Brentford Middlesex TW8 0PL
England

Andrew Robinson                                                                         653,650                           7.6%
22 Le Bernage Longueville
St. Saviours Road
Jersey City
England

Sheldon Silverman
#700-1190 Melville Street                                                               700,000                           8.2%
Vancouver, British Columbia
V6E 3W1 Canada

Carey Whitehead
7117 Antrim Avenue, Apt. 201                                                            700,000                           8.2%
Burnaby, British Columbia V5J

Officers and Directors as a group                                                          -0-                            0.0%
(1 person)

<F1>
(1) This table is based on 8,550,000 shares of common stock outstanding on March 27, 2001. Where the persons listed on this table have the right to obtain additional shares of common stock within 60 days from March 27, 2001, these additional shares are deemed to be outstanding for the purpose of computing the percentage of class owned by such persons, but are not deemed to be outstanding for the purpose of computing the percentage of any other person.


ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------------------------------------------------------------------------------

Other than as disclosed below, none of our present directors, officers or principal shareholders, nor any family member of our shareholders, nor any family member of such former directors, officers or principal shareholders, has or had any material interest, direct or indirect, in any transaction, within the two years prior to the date of this report, or in any proposed transaction which has materially affected or will materially affect us.

During the fiscal year ended December 31, 2000, we received loans totaling $7,797 from Downtown Consulting, a company owned and controlled by Sarah Cabianca. The loans have no specific terms of repayment or interest.

From inception through December 31, 2000, Mr. Halterman has provided consulting services to us in the amount of $5,919. On August 11, 1999, we also paid an amount of $2,000 in consulting fees to 465628 B.C. Ltd., a separate company controlled by Sheldon Silverman, a shareholder of us, and Kenneth Cabianca, our promoter.

On February 17, 1999, we paid an expense in the amount of $142 on behalf of MinSearch, a related company owned and operated by Mr. Halterman. MinSearch repaid us on June 11, 1999.

As of December 31, 2000 and 1999, we owed $446 and $281, respectively, to a related party for services rendered. These amounts are included in accounts payable.

Mr. Halterman posted a $3,000 cash bond on the property, which has been repaid to Mr. Halterman.

Mr. Halterman, Mr. Kenneth Cabianca and Ms. Sarah Cabianca may be deemed to be our "promoters" and "parents" within the meaning of the rules and regulations promulgated under the Securities Act of 1933.


ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K.
--------------------------------------------------------------------------------

(A)         EXHIBITS.


 REGULATION                                                                                                  SEQUENTIAL
 S-B NUMBER                               EXHIBIT                                                           PAGE NUMBER

    3.1            Articles of Incorporation filed January 26, 1998(1)<F1>                                       N/A

    3.2            Bylaws adopted as of January 27, 1998(1)<F1>                                                  N/A

   10.1            Assignment of Lease and Purchase Option between the Company and Leroy                         N/A
                   Halterman dated March 22, 1998(1)<F1>

   10.2            State Land Department, State of Arizona, Mineral Exploration Permit No.                       N/A
                   08-103044, dated September 17, 1997(1)<F1>

   10.3            Goldstone Prospect, Cochise County, Arizona, Section 28, T20S R23E, A                         N/A
                   Gold Prospect, dated December 15, 1997, prepared by Leroy Halterman
                   CPG, RPG, Consulting Geologist(1)<F1>

    11             Statement Regarding Computation of Per Share Earnings                                    See Financial
                                                                                                              Statements

---------------------

<F1>
(1) Incorporated by reference to our Form 10-SB filed with the Commission on February 14, 2000, file number 0-29481.


(B)         REPORTS ON FORM 8-K:  None.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        RIMPAC RESOURCES LTD.



Dated: March 30, 2001                  By:  /s/ Georgia Knight
                                           -------------------------------------
                                           Georgia Knight, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                   Title                                 Date

                               Sole Officer and Director ((Principal
                               Executive, Financial and Accounting
/s/ Georgia Knight             Officer)                                        March 30, 2001
-------------------------
Georgia Knight

                              Rimpac Resources Ltd.
                          (A Development Stage Company)
                          As of and for the Years Ended
                         December 31, 2000 and 1999, and
                     the Period January 26, 1998 (inception)
                              to December 31, 2000

                              Rimpac Resources Ltd.
                          (A Development Stage Company)
                                Table of Contents




                                                                        Page

Report of Independent Auditors                                           F-3

Balance Sheet                                                            F-4

Statements of Operations                                                 F-5

Statement of Changes in Stockholders' Equity (Deficiency)                F-6

Statements of Cash Flows                                                 F-7

Notes to Financial Statements                                    F-8 to F-12

                         REPORT OF INDEPENDENT AUDITORS


Shareholders and Board of Directors
Rimpac Resources Ltd.
Albuquerque, New Mexico


We have audited the accompanying balance sheet of Rimpac Resources Ltd. (a development stage company) as of December 31, 2000 and the related statements of operations, stockholders' equity (deficiency), and cash flows for the years ended December 31, 2000 and 1999, and the period from January 26, 1998 (inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rimpac Resources Ltd. (a development stage company) as of December 31, 2000, and the results of its operations, and its cash flows for the years ended December 31, 2000 and 1999, and the period from January 26, 1998 (inception) to December 31, 2000, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations. This factor raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ STARK TINTER & ASSOCIATES LLC

Denver, Colorado
February 22, 2001

                  Rimpac Resources Ltd.
              (A Development Stage Company)
                      Balance Sheet
                    December 31, 2000


                          ASSETS
Current assets:
  Cash                                                                 $   --
                                                                       --------

                                                                       $   --
                                                                       ========

    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
  Bank overdraft                                                       $      2
  Accounts payable                                                       16,251
  Operating advances - related parties                                    7,797
                                                                       --------
                                                                         24,050
                                                                       --------

Stockholders' equity (deficiency):
  Preferred stock, $0.01 par value,
     1,000,000 undesignated shares authorized,
     none issued or outstanding                                            --
  Common stock, $0.001 par value,
     50,000,000 shares authorized,
     8,550,000 shares issued and outstanding                              8,550
  Additional paid in capital                                             24,162
  Deficit accumulated during the
     development stage                                                  (56,762)
                                                                       --------
Total stockholders' equity (deficiency)                                 (24,050)
                                                                       --------

                                                                       $   --
                                                                       ========





    The accompanying notes are an integral part of the financial statements.

                     Rimpac Resources Ltd.
                 (A Development Stage Company)
                   Statements of Operations

                                                                                                   January 26, 1998
                                                                                                     (inception)
                                                            Year Ended           Year Ended            Through
                                                             December             December             December
                                                             31, 2000             31, 1999             31, 2000
                                                            -----------          -----------         -----------
Revenue                                                     $     --             $     --            $     --

Costs and expenses:
  General and administrative                                    24,296               11,352              53,616
  Amortization                                                       -                1,026               1,283
                                                            -----------          -----------         -----------

(Loss) from operations                                         (24,296)             (12,378)            (54,899)
                                                            -----------          -----------         -----------

Other income (expense):
  Foreign currency transaction gain (loss)                          55                  112                (613)
  (Loss) on mineral claims                                        --                 (1,250)             (1,250)
                                                            -----------          -----------         -----------
                                                                    55               (1,138)             (1,863)
                                                            -----------          -----------         -----------
Net (loss)                                                  $  (24,241)          $  (13,516)         $  (56,762)
                                                            -----------          -----------         -----------
Per share information:

  Weighted average number
  of common shares outstanding - basic and diluted           8,550,000            8,550,000           7,431,058
                                                            -----------          -----------         -----------


Net (loss) per common share - basic and diluted             $    (0.00)          $    (0.00)         $    (0.01)
                                                            ===========          ===========         ===========



    The accompanying notes are an integral part of the financial statements.

                              Rimpac Resources Ltd.
                          (A Development Stage Company)
                 Statement of Stockholders' Equity (Deficiency)
     For the Period January 26, 1998 (Inception) through December 31, 2000


                                                                                                Deficit
                                                                                              Accumulated
                                                 Common Stock             Additional          During the
                                              Shares       Amount      Paid in Capital     Development Stage      Total
                                             ---------     ------      ---------------     -----------------    ---------
Balance, January 26, 1998 (inception)             --       $ --           $  --                $   --           $   --

Issuance of stock for
  cash at $0.0025 per share
  (net of issuance costs)                    6,000,000      6,000           5,462                  --             11,462

Issuance of stock for
  repayment of advances
  at $0.0025 per share                       2,000,000      2,000           3,000                  --              5,000


Issuance of stock in exchange for
  assignment of mineral property rights        500,000        500             750                  --              1,250

Issuance of stock for
  cash at $0.30 per share                       50,000         50          14,950                  --             15,000

Net (loss) for the period ended
  December 31, 1998                               --         --              --                 (19,005)         (19,005)
                                             ---------     ------         -------              ---------        ---------
Balance, December 31, 1998                   8,550,000      8,550          24,162               (19,005)          13,707

Net (loss) for the year ended
  December 31, 1999                               --         --              --                 (13,516)         (13,516)
                                             ---------     ------         -------              ---------        ---------
Balance, December 31, 1999                   8,550,000      8,550          24,162               (32,521)             191

Net (loss) for the year ended
  December 31, 2000                               --         --              --                 (24,241)         (24,241)
                                             ---------     ------         -------              ---------        ---------
Balance, December 31, 2000                   8,550,000     $8,550         $24,162              $(56,762)        $(24,050)
                                             =========     ======         =======              =========        =========





    The accompanying notes are an integral part of the financial statements.
                                      F-6

                              Rimpac Resources Ltd.
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                                               January 26, 1998
                                                                                                  (Inception)
                                                        Year Ended           Year Ended             Through
                                                         December             December             December
                                                         31, 2000             31, 1999             31, 2000
                                                        ----------           ----------        ----------------
Cash flows from operating activities:
Net (loss)                                               $(24,241)           $(13,516)            $(56,762)
Adjustments to reconcile net (loss) to net
  cash used in operating activities:
  Amortization                                               --                 1,026                1,283
  Write off of mineral claims                                --                 1,250                1,250
  Increase in bank overdraft                                    2                --                      2
  Increase in accounts payable                             14,239                 317               16,251
  Common stock issued for assignment
    of mineral property rights                               --                  --                  1,250
                                                         ---------           ---------            ---------
Net cash (used in) operating activities                   (10,000)            (10,923)             (36,726)
                                                         ---------           ---------            ---------

Cash flows from investing activities:
  Investment in mineral claims                               --                  --                 (1,250)
  Organization costs                                         --                  --                 (1,283)
                                                         ---------           ---------            ---------
Net cash (used in) investing activities                      --                  --                 (2,533)
                                                         ---------           ---------            ---------
Cash flows from financing activities:
  Proceeds from stock issuance, net of
    issuance costs                                           --                  --                 26,462
  Proceeds from operating advances - related parties        7,797                --                 12,797
                                                         ---------           ---------            ---------
Net cash provided by financing activities                   7,797                --                 39,259
                                                         ---------           ---------            ---------
Net increase (decrease) in cash                            (2,203)            (10,923)                --

Beginning cash                                              2,203              13,126                 --
                                                         ---------           ---------            ---------
Ending cash                                              $   --              $  2,203             $   --
                                                         =========           =========            =========
Supplemental cash flow information:
    Cash paid for:   interest                                --                  --                   --
                     income taxes                            --                  --                   --

Non-cash investing and financing activities:
  Issuance of common stock as repayment of advances      $   --              $   --               $  5,000
  Issuance of common stock for assignment of mineral
    property rights                                      $   --              $   --               $  1,250




    The accompanying notes are an integral part of the financial statements.

                              Rimpac Resources Ltd.
                          (A Development Stage Company)
                        Notes to the Financial Statements


Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

The Company was incorporated in the State of Nevada and has been in the development stage since its inception on January 26, 1998. On September 20, 1999, the Company announced that it discontinued its efforts in the gold mining business due to low commodity prices and the lack of financial commitments. The Company is actively seeking other business opportunities.

Basis of reporting

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

Going Concern

The Company has experienced recurring losses as a result of its expenditures for professional and consulting fees necessary to achieve its operating plan which is long-range in nature. The Company has never generated revenue from operations.

The Company's ability to continue as a going concern is contingent upon its ability to secure financing, increase ownership equity and attain profitable operations. In addition, the Company's ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets.

The Company is pursuing financing for its operations and seeking additional private placement investment. The Company then intends to invest in a business and begin operations. Failure to secure such financing or to raise additional private placement investment may result in the Company not being able to pay its obligations or begin operations.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

                              Rimpac Resources Ltd.
                          (A Development Stage Company)
                        Notes to the Financial Statements



Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Net loss per common share

The Company follows Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). Basic earnings per common share ("EPS") calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding.

Estimates

The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and cash equivalents

For purposes of balance sheet classification and the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2000. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include operating advances payable and accounts payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Revenue recognition

The Company recognizes revenue when earned.

Foreign currency exchange and translation

The functional currency of the Company is the U.S. dollar. The Company also has a Canadian dollar bank account it uses for some operations. For reporting purposes, the financial statements are presented in U.S. dollars in accordance with Statement of

                              Rimpac Resources Ltd.
                          (A Development Stage Company)
                        Notes to the Financial Statements


Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign currency exchange and translation (continued)

Financial Accounting Standards No. 52, Foreign Currency Translation. The balance sheet is translated into U.S. dollars at the exchange rates prevailing at the balance sheet date and the statement of operations and cash flows at the average rates for the relevant periods. The Company does not use foreign exchange contracts, interest rate foreign currency exchange and translation swaps, or option contracts. Foreign currency transaction gains and losses, for the years ended December 31, 2000 and 1999, and the period from January 26, 1998 (inception) to December 31, 2000 were $55, $112, and $(613), respectively and are included in other income (expense).

Recent Pronouncements

The FASB recently issued Statement No 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133". The Statement defers for one year the effective date of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". The rule now will apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 1999. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not engaged in any hedging activities from January 26, 1998 (inception) to December 31, 2000.

Staff Accounting Bulletin 101

During December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101 (SAB No. 101) which provides guidance on recognition, presentation, and disclosure of revenue in financial statements. SAB No. 101 does not impact the Company's revenue recognition policies.

                              Rimpac Resources Ltd.
                          (A Development Stage Company)
                        Notes to the Financial Statements


Note 2.  STOCKHOLDERS' EQUITY

On March 22, 1998, the sole officer and director ("the officer") of the Company assigned his rights and interests in mineral property to the Company in exchange for 500,000 shares of $0.001 common stock at a value of $0.0025 per share or $1,250.

During the period ended December 31, 1998, the Company issued 6,000,000 shares of its $0.001 par value common stock to various investors at $0.0025 per share for cash of $15,000. Issuance costs were $3,538.

During the period from January 26, 1998 (inception) to December 31, 1998, a shareholder of the Company advanced $5,000 for a legal retainer. The Company reimbursed the shareholder through the issuance of 2,000,000 shares of common stock at $.0025 per share.

Additionally, during the period ended December 31, 1998 50,000 shares of $0.001 par value common stock were issued at $0.30 per share for cash of $15,000.

Note 3.  RELATED PARTY TRANSACTIONS

The officer provided consulting services in the amount of $4,579 to the Company during the period January 26, 1998 (inception) to December 31, 1998.

On August 11, 1999 the Company paid $1,340 for consulting services provided by a company controlled by a director of the Company.

During the year ended December 31, 2000, related parties advanced $7,797 to the Company. The operating advances are unsecured, non-interest bearing advances, and due on demand.

As of December 31, 2000 and 1999, the Company owed $446 and $281, respectively, to a related party for services rendered. These amount are included in accounts payable.

                              Rimpac Resources Ltd.
                          (A Development Stage Company)
                        Notes to the Financial Statements


Note 4.  INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 (FAS 109), "Accounting for Income Taxes", which requires use of the liability method. FAS 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The Company's estimated effective tax rate of 34% is offset by a reserve due to the uncertainty regarding the realization of the deferred tax asset.

As of December 31, 2000, the Company has a net operating loss carryforward of approximately $56,000, which will be available to offset future taxable income. If not used, this carryforward will expire through 2020. The deferred tax asset relating to the operating loss carryforward has been fully reserved at December 31, 2000.


Note 5.  INVESTMENT IN MINERAL CLAIMS

The mineral claims asset was written off because the Company let the mineral exploration permit expire. The asset was carried on the balance sheet valued at $1,250 and was charged to operations in 1999.