Form 10QSB
period 2001-03-31
RIMPAC RESOURCES LTD/NM
filed 2001-05-11
CIK 1060080

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[X]             QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                               EXCHANGE ACT OF 1934

            For the quarterly period ended: March 31, 2001

[ ]            TRANSITION REPORT UNDER SECTION 13 OF 15(D) OF THE
                                EXCHANGE ACT

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

                                 (604) 689-4919
                           (Issuer's telephone number)

       5600 WYOMING BLVD., N.E., SUITE 150, ALBUQUERQUE, NEW MEXICO 87109
              (Former name, former address and former fiscal year,
                          if changed since last report)

            State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:

            8,550,000 SHARES OF COMMON STOCK, $0.001 PAR VALUE, AS OF
                                   MAY 8, 2001

 Transitional Small Business Disclosure Format (check one);  Yes       No   X
                                                                 -----    -----

Exhibit index on page 7                                        Page 1 of 8 pages

                              Rimpac Resources Ltd
                          (A Development Stage Company)
                                  Balance Sheet
                                   (unaudited)



                                                               March 31, 2001
                                                            --------------------
                                     ASSETS

Current assets:
  Cash                                                       $            564
                                                            ====================



                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilites:
 Accounts payable                                            $         13,545
 Related party payable                                                 15,506
                                                            --------------------
                                                                       29,051
                                                            --------------------

Stockholders' (deficit) :
  Preferred stock, $0.01 par value,
     1,000,000 undesignated shares authorized                             -
  Common stock, $0.001 par value,
     50,000,000 shares authorized,
     8,550,000 shares issued and outstanding                            8,550
  Additional paid in capital                                           24,162
  (Deficit) accumulated during the development stage                  (61,199)
                                                            --------------------
Total stockholders' (deficit)                                         (28,487)
                                                            --------------------

                                                             $            564
                                                            ====================


    The accompanying notes are an integral part of the financial statements.

                              Rimpac Resources Ltd.
                          (A Development Stage Company)
                            Statements of Operations
                                   (unaudited)


                                                                                                          January 26, 1998
                                                               Three months          Three months           (inception)
                                                                  ended                 ended                 through
                                                              March 31, 2001        March 31,2000          March 31, 2001
                                                            -------------------   -------------------    -------------------

Revenue                                                      $           -         $          -           $          -

Costs and expenses:
  General and administrative                                           3,060                7,667                 56,676
  Amortization                                                           -                    -                    1,283
                                                            -------------------   -------------------    -------------------
(Loss) from operations                                                (3,060)              (7,667)               (57,959)
                                                            -------------------   -------------------    -------------------

Other income (expense):
  Foreign currency transaction gain (loss)                            (1,377)                 (54)                (1,990)
  Loss on mineral claims                                                 -                    -                   (1,250)
                                                            -------------------   -------------------    -------------------
                                                                      (1,377)                 (54)                (3,240)
                                                            -------------------   -------------------    -------------------

Net (loss)                                                   $        (4,437)      $       (7,721)        $      (61,199)
                                                            ===================   ===================    ===================


Per share information:

  Weighted average number
  of common shares outstanding - basic and diluted                 8,550,000            8,550,000              7,463,293
                                                            ===================   ===================    ===================

  Net (loss) per common share - basic and diluted            $         (0.00)      $        (0.00)        $        (0.01)
                                                            ===================   ===================    ===================

    The accompanying notes are an integral part of the financial statements.

                              Rimpac Resources Ltd.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (unaudited)


                                                                                                  January 26, 1998
                                                              Three months      Three months        (inception)
                                                                 ended              ended             Through
                                                             March 31,2001     March 31, 2000      March 31, 2001
                                                             -------------     --------------      --------------

Cash flows from operating activities:
Net (loss)                                                   $     (4,437)     $      (7,721)      $     (61,199)
Adjustments to reconcile net (loss) to net
  cash used in operating activities:
  Amortization                                                        -                  -                 1,283
  Write off of mineral claims                                         -                  -                 1,250
  Increase (decrease) in bank overdraft                                (2)
  Increase (decrease) in accounts payable                          (2,706)             2,793              13,545
  Common stock issued for assignment
     of mineral property rights                                       -                  -                 1,250
                                                             -------------     --------------      --------------
Net cash (used in) operating activities                            (7,145)            (4,928)            (43,871)
                                                             -------------     --------------      --------------

Cash flows from investing activities:
  Investment in mineral claims                                        -                  -                (1,250)
  Organization costs                                                  -                  -                (1,283)
                                                             -------------     --------------      --------------
Net cash (used in) investing activities                               -                  -                (2,533)
                                                             -------------     --------------      --------------

Cash flows from financing activities:
  Proceeds from loan from related party                             7,709              3,289              15,506
  Proceeds from stock sales, net of
    issuance costs                                                    -                  -                26,462
 Proceeds from advances                                               -                  -                 5,000
                                                             -------------     --------------      --------------
Net cash provided by financing activities                           7,709              3,289              46,968
                                                             -------------     --------------      --------------

Net increase (decrease) in cash                                       564             (1,639)                564

Beginning cash                                                        -                2,203                 -

                                                             -------------     --------------      --------------
Ending cash                                                  $        564      $         564       $         564
                                                             =============     ==============      ==============



Supplemental cash flow information:
    Cash paid for:   interest                                         -                  -                  -
                                                             =============     ==============      ==============
                              income taxes                            -                  -                  -
                                                             =============     ==============      ==============

Non-cash investing and financing activities:
   Issuance of common stock as repayment of advances         $        -                $ -         $      5,000
                                                             =============     ==============      =============

  Issuance of common stock for assignment of mineral
     property rights                                         $        -                $ -         $      1,250
                                                             =============     ==============      =============


    The accompanying notes are an integral part of the financial statements.

                             Rimpac Resources, Ltd.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                   (Unaudited)



Note 1.  BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the financial statements and notes thereto, included in the Company's Form 10-KSB for the year ended December 31, 2000.

Note 2. EARNINGS PER SHARE

The Company calculates net income (loss) per share as required by SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods presented, common stock equivalents were not considered, as their effect would be anit-dilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         Since incorporation on January 26, 1998, we have been a natural resource company engaged in the acquisition of mineral properties, with our sole focus in the state of Arizona. We acquired a mineral exploration permit issued by the State of Arizona and intended to explore for gold mineralization within the Goldstone Prospect permit area. We were unable to secure financing for the intended exploration and the world market price of gold was on the decline. As a result, we abandoned our operations and the permit was not renewed. We are now a "shell" company and our sole purpose at this time is to locate and consummate a merger or other business combination with a private entity.

         We have not generated any revenue. For the three months ended March 31, 2001, we recorded a net loss of $4,437, as compared to a net loss for the corresponding period last fiscal year of $7,721. The decreased loss for the current fiscal period was due primarily to lower legal and accounting expenses. However, during the 2001 period, we recorded a loss of $1,377 for foreign currency translation, as compared to $59 for the 2000 period.

         For the three months ended March 31, 2001, the statement of cash flows reflects net cash used in operating activities of $7,145, which was offset by net cash provided by financing activities of $7,709. Since we currently have no significant source of revenue, our working capital will be depleted by operating expenses and we will be dependent upon external sources of cash.

         At March 31, 2001, we had a working capital deficit of $28,487. Funds required to maintain our existence have been provided through loans from related parties. For the three months ended March 31, 2001, we received unsecured loans totaling $7,709 from related parties. The loans have no specific terms of repayment or interest. At March 31, 2001, related party payables totaled $15,506. We anticipate another offering of common stock to consummate a merger or other business combination, and to provide sufficient working capital. In addition to another offering of common stock, we anticipate that additional financing may be obtained through long- or short-term loans against our equity, or through a joint venture or strategic alliance. There can be no assurance that we will be able to obtain additional funding, or obtain additional funding with terms favorable to us. The failure to obtain additional financing could result in delay or indefinite postponement of our activities, and a complete loss of our investment.

         Since inception through March 31, 2001, we have incurred a net loss of $61,199 and at March 31, 2001, we had a deficit accumulated during the development stage of $28,487. Our ability to continue as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis, to identify and implement a merger or other business combination, to obtain additional financing or refinancing as may be required, and to ultimately attain profitability. There are no assurances that we will be able to identify and implement a merger or business combination, or obtain any additional financing.

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

                                   RIMPAC RESOURCES LTD.
                                   (Registrant)


Date: May 11, 2001                 By: /s/ Georgia Knight
                                      ------------------------------------------
                                      Georgia Knight, President
                                      (Principal Financial Officer)