Form 10QSB
period 2001-06-30
RIMPAC RESOURCES LTD/NM
filed 2001-08-13
CIK 1060080

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[X]              QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                              EXCHANGE ACT OF 1934

            For the quarterly period ended: June 30, 2001

[ ]              TRANSITION REPORT UNDER SECTION 13 OF 15(D) OF THE
                                  EXCHANGE ACT

            For the transition period from ____________ to ____________

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

            8,550,000 SHARES OF COMMON STOCK, $0.001 PAR VALUE, AS OF
                                 AUGUST 10, 2001

 Transitional Small Business Disclosure Format (check one);  Yes       No   X
                                                                 -----    -----

Exhibit index on page 7                                       Page 1 of 8 pages

                             Rimpac Resources Ltd
                         (A Development Stage Company)
                                 Balance Sheet
                                 June 30, 2001
                                  (unaudited)



                                    ASSETS

Current assets:
  Cash                                                $           61
                                                     ================




                    LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilites:
 Accounts payable                                     $       17,768
 Related party payable                                        17,155
                                                     ----------------
     Total current liabilities                                34,923
                                                     ----------------

Stockholders' (deficit) :
  Preferred stock, $0.01 par value,
     1,000,000 undesignated shares authorized                      -
  Common stock, $0.001 par value,
     50,000,000 shares authorized,
     8,550,000 shares issued and outstanding                   8,550
  Additional paid in capital                                  24,162
  (Deficit) accumulated during the development stage         (67,574)
                                                     ----------------
                                                             (34,862)
                                                     ----------------

                                                      $           61
                                                     ================




    The accompanying notes are an integral part of the financial statements.

                              Rimpac Resources Ltd.
                          (A Development Stage Company)
                            Statements of Operations
                                   (unaudited)


                                                                                                                    January 26, 1998
                                                 Three months      Three months      Six months      Six months        (inception)
                                                    ended             ended            ended            ended            through
                                                June 30, 2001     June 30, 2000    June 30, 2001    June 30, 2000     June 30, 2001
                                                -------------     -------------    -------------    -------------   ----------------

Revenue                                         $         -       $         -      $         -      $         -     $           -
                                                -------------     -------------    -------------    -------------   ----------------

Costs and expenses:
  General and administrative                           7,618             7,362           10,678           15,029            64,294
  Amortization                                            -                 -                -                -              1,283
                                                -------------     -------------    -------------    -------------   ----------------

(Loss) from operations                                (7,618)           (7,362)         (10,678)         (15,029)          (65,577)
                                                -------------     -------------   --------------    -------------   ----------------

Other income (expense):
  Foreign currency transaction gain (loss)             1,243                -              (134)             (54)             (747)
  Loss on mineral claims                                  -                 -                -                -             (1,250)
                                                -------------     -------------   --------------    -------------   ----------------
                                                       1,243                -              (134)             (54)           (1,997)
                                                -------------     -------------   --------------    -------------   ----------------
Net (loss)                                      $     (6,375)     $     (7,362)   $     (10,812)    $    (15,083)   $      (67,574)
                                                =============     =============   ==============    =============   ================


Per share information:

  Weighted average number
  of common shares outstanding -
  basic and diluted                                8,550,000         8,550,000        8,550,000        8,550,000         7,463,293
                                                =============     =============   ==============    =============   ================

  Net (loss) per common share -
  basic and diluted                             $      (0.00)     $      (0.00)   $       (0.00)    $      (0.00)   $       (0.01)
                                                =============     =============   ==============    =============   ================


    The accompanying notes are an integral part of the financial statements.

                                  Rimpac Resources Ltd.
                              (A Development Stage Company)
                                Statements of Cash Flows
                                       (unaudited)

                                                                                                                    January 26, 1998
                                                                     Six months            Six months                  (inception)
                                                                       ended                 ended                       Through
                                                                   June 30, 2001         June 30, 2000                June 30, 2001
                                                                   -------------         -------------              ----------------
Cash flows from operating activities:
Net cash (used in) operating activities                            $     (9,297)         $     (5,201)              $       (46,023)
                                                                   -------------         -------------              ----------------

Cash flows from investing activities:
  Investment in mineral claims                                              -                     -                          (1,250)
  Organization costs                                                        -                     -                          (1,283)
                                                                   -------------         -------------              ----------------
Net cash (used in) investing activities                                     -                     -                          (2,533)
                                                                   -------------         -------------              ----------------

Cash flows from financing activities:
  Proceeds from loan from related party                                   9,358                 3,289                        22,155
  Proceeds from stock sales, net of
    issuance costs                                                          -                     -                          26,462
                                                                   -------------         -------------              ----------------
Net cash provided by financing activities                                 9,358                 3,289                        48,617
                                                                   -------------         -------------              ----------------

Net increase (decrease) in cash                                              61                (1,912)                           61

Beginning cash                                                              -                   2,203                           -
                                                                   -------------         -------------              ----------------
Ending cash                                                        $         61          $        291               $            61
                                                                   =============         =============              ================




    The accompanying notes are an integral part of the financial statements.

                             Rimpac Resources, Ltd.
                          (A Development Stage Company)
                          Notes to Financial Statements
           As of and for the Three and Six Months Ended June 30, 2001
                                   (Unaudited)


NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the financial statements and notes therto, included in the Company's Form 10-KSB for the year ended December 31, 2000.

NOTE 2:  EARNINGS PER SHARE

The Company calculates net income (loss) per share as required by SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods presented, common stock equivalents were not considered, as their effect would be anti-dilutive.

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

         We have not generated any revenue. For the six months ended June 30, 2001, we recorded an operating loss of $10,678, as compared to an operating loss for the corresponding period last fiscal year of $15,029. The decreased operating loss for the current fiscal period was due primarily to lower legal and accounting expenses. However, during the 2001 period, we recorded a loss of $134 for foreign currency translation, as compared to $54 for the 2000 period.

         For the six months ended June 30, 2001, the statement of cash flows reflects net cash used in operating activities of $9,297, which was offset by net cash provided by financing activities of $9,358. Since we currently have no significant source of revenue, our working capital will be depleted by operating expenses and we will be dependent upon external sources of cash.

         At June 30, 2001, we had a working capital deficit of $34,862. Funds required to maintain our existence have been provided through loans from related parties. For the six months ended June 30, 2001, we received unsecured loans totaling $9,358 from related parties. The loans have no specific terms of repayment or interest. At June 30, 2001, related party payables totaled $17,155. We anticipate another offering of common stock to consummate a merger or other business combination, and to provide sufficient working capital. In addition to another offering of common stock, we anticipate that additional financing may be obtained through long- or short-term loans against our equity, or through a joint venture or strategic alliance. There can be no assurance that we will be able to obtain additional funding, or obtain additional funding with terms favorable to us. The failure to obtain additional financing could result in delay or indefinite postponement of our activities, and a complete loss of our investment.

         Since inception through June 30, 2001, we have incurred a net loss of $67,574. Our ability to continue as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis, to identify and implement a merger or other business combination, to obtain additional financing or refinancing as may be required, and to ultimately attain profitability. There are no assurances that we will be able to identify and implement a merger or business combination, or obtain any additional financing.

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

----------------------------

(1)<F1> Incorporated by reference to the exhibits filed with the Registration Statement on Form 10-SB, File No. 0-29481.

        B) REPORTS ON FORM 8-K:

        None.


                                   SIGNATURES

            In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          RIMPAC RESOURCES LTD.
                                          (Registrant)


Date: August 13, 2001                     By:   /s/ Georgia Knight
                                             -----------------------------------
                                             Georgia Knight, President
                                             (Principal Financial Officer)