Form 10QSB
period 2001-09-30
RIMPAC RESOURCES LTD/NM
filed 2001-11-14
CIK 1060080

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[X]              QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                              EXCHANGE ACT OF 1934

         For the quarterly period ended: September 30, 2001

[ ]              TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                                  EXCHANGE ACT

         For the transition period from _______________ to _______________

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

            8,550,000 SHARES OF COMMON STOCK, $0.001 PAR VALUE, AS OF
                                NOVEMBER 14, 2001

 Transitional Small Business Disclosure Format (check one);  Yes       No   X
                                                                 -----    -----

Exhibit index on page 7                                        Page 1 of 8 pages

                              RIMPAC RESOURCES LTD.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)



                                     ASSETS

Current assets:
  Cash                                                          $            8
                                                                ===============




                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilites:
 Accounts payable                                               $       18,745
 Related party payable                                                  19,155
                                                                ---------------
     Total current liabilities                                          37,900
                                                                ---------------

Stockholders' (deficit):
  Preferred stock, $0.01 par value,
     1,000,000 undesignated shares authorized                                -

  Common stock, $0.001 par value,
     50,000,000 shares authorized,
     8,550,000 shares issued and outstanding                             8,550

  Additional paid in capital                                            24,162

  (Deficit) accumulated during the development stage                   (70,604)
                                                                ---------------

                                                                       (37,892)
                                                                ---------------

                                                                $            8
                                                                ===============


                       See Notes to Financial Statements

                              RIMPAC RESOURCES LTD.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                                                   January 26,
                                                                                                                          1998
                                         Three Months     Three Months       Nine months         Nine months       (inception)
                                                ended            ended             ended               ended           through
                                        September 30,    September 30,     September 30,        September 30,    September 30,
                                                 2001             2000              2001                 2000             2001
                                       ---------------   --------------    --------------       --------------   ---------------

Revenue                                $          -      $          -      $          -         $          -     $          -
                                       ---------------   --------------    --------------      ---------------   ---------------

Costs and expenses:
  General and administrative                   3,030             3,666            13,708               18,695           67,324
  Amortization                                    -                 -                 -                    -             1,283
                                       ---------------   --------------    --------------      ---------------   ---------------

(Loss) from operations                        (3,030)           (3,666)          (13,708)             (18,695)         (68,607)
                                       ---------------   --------------    --------------      ---------------   ---------------

Other income (expense):
  Foreign currency transaction gain
(loss)                                            -                109              (134)                  55             (747)
  Loss on mineral claims                          -                 -                 -                    -            (1,250)
                                       ---------------   --------------    --------------      ---------------   ---------------

                                                  -                109              (134)                  55           (1,997)
                                       ---------------   --------------    --------------      ---------------   ---------------
Net (loss)                             $      (3,030)    $      (3,557)    $     (13,842)      $      (18,640)   $     (70,604)
                                       ===============   ==============    ==============      ===============   ===============


Per share information:

  Weighted average number
  of common shares outstanding -
basic and diluted                          8,550,000         8,550,000         8,550,000            8,550,000        7,611,370
                                       ===============   ==============    ==============      ===============   ===============

  Net (loss) per common share -
basic and diluted                      $       (0.00)    $       (0.00)    $       (0.00)      $        (0.00)   $       (0.01)
                                       ===============   ==============    ==============      ===============   ===============



                       See Notes to Financial Statements

                              RIMPAC RESOURCES LTD.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                             January 26, 1998
                                                                    Nine months            Nine months            (inception)
                                                                          ended                  ended                Through
                                                                  September 30,          September 30,          September 30,
                                                                           2001                   2000                   2001
                                                           --------------------   --------------------   --------------------
Cash flows from operating activities:
Net cash (used in) operating activities                    $          (11,350)    $           (9,695)    $          (48,076)
                                                           --------------------   --------------------   --------------------

Cash flows from investing activities:
  Investment in mineral claims                                             -                      -                  (1,250)
  Organization costs                                                       -                      -                  (1,283)
                                                           --------------------   --------------------   --------------------
Net cash (used in) investing activities                                    -                      -                  (2,533)
                                                           --------------------   --------------------   --------------------

Cash flows from financing activities:
  Proceeds from loan from related party                                11,358                  7,587                 24,155
  Proceeds from stock sales, net of
    issuance costs                                                         -                      -                  26,462
                                                           --------------------   --------------------   --------------------
Net cash provided by financing activities                              11,358                  7,587                 50,617
                                                           --------------------   --------------------   --------------------

Net increase (decrease) in cash                                             8                 (2,108)                     8

Beginning cash                                                             -                   2,203                     -
                                                           --------------------   --------------------   --------------------
Ending cash                                                $                8     $               95     $                8
                                                           ====================   ====================   ====================


                       See Notes to Financial Statements

                              Rimpac Resources Ltd.
                          (A Development Stage Company)
                          Notes to Financial Statements
        As of and for the Three and Nine Months Ended September 30, 2001
                                   (Unaudited)



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

         We have not generated any revenue. For the nine months ended September 30, 2001, we recorded an operating loss of $13,842, as compared to an operating loss for the corresponding period last fiscal year of $18,640. The decreased operating loss for the current fiscal period was due primarily to lower legal and accounting expenses. However, during the 2001 period, we recorded a loss of $134 for foreign currency translation, as compared to $55 for the 2000 period.

         For the nine months ended September 30, 2001, the statement of cash flows reflects net cash used in operating activities of $11,350, which was offset by net cash provided by financing activities of $11,358. Since we currently have no significant source of revenue, our working capital will be depleted by operating expenses and we will be dependent upon external sources of cash.

         At September 30, 2001, we had a working capital deficit of $37,892. Funds required to maintain our existence have been provided through loans from related parties. For the nine months ended September 30, 2001, we received unsecured loans totaling $11,358 from related parties. The loans have no specific terms of repayment or interest. At September 30, 2001, related party payables totaled $19,155. We anticipate another offering of common stock to consummate a merger or other business combination, and to provide sufficient working capital. In addition to another offering of common stock, we anticipate that additional financing may be obtained through long- or short-term loans against our equity, or through a joint venture or strategic alliance. There can be no assurance that we will be able to obtain additional funding, or obtain additional funding with terms favorable to us. The failure to obtain additional financing could result in delay or indefinite postponement of our activities, and a complete loss of our investment.

         Since inception through September 30, 2001, we have incurred a net loss of $70,604. Our ability to continue as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis, to identify and implement a merger or other business combination, to obtain additional financing or refinancing as may be required, and to ultimately attain profitability. There are no assurances that we will be able to identify and implement a merger or business combination, or obtain any additional financing.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         A) EXHIBITS


       REGULATION                                                                              SEQUENTIAL
       S-B NUMBER                             EXHIBIT                                         PAGE NUMBER

          3.1           Articles of Incorporation (1)<F1>                                         N/A

          3.2           Bylaws (1)<F1>                                                            N/A

          10.1          Assignment of Lease and Purchase Option between the Company               N/A
                        and Leroy Halterman dated March 22, 1998 (1)<F1>

          10.2          State Land Department, State of Arizona, Mineral Exploration              N/A
                        Permit No. 08-103044, dated September 17, 1997 (1)<F1>

          10.3          Goldstone Prospect, Cochise County, Arizona, Section 28, T20S             N/A
                        R23E, A Goldstone Prospect, dated December 15, 1997,
                        prepared by Leroy Halterman CPG, RPG, Consulting
                        Geologist (1)<F1>

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

                                  RIMPAC RESOURCES LTD.
                                  (Registrant)


Date: November 14, 2001           By:   /s/ GEORGIA KNIGHT
                                     -------------------------------------------
                                         Georgia Knight, President
                                         (Principal Financial Officer)