Form 10KSB
period 2001-12-31
RIMPAC RESOURCES LTD/NM
filed 2002-04-18
CIK 1060080

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934
      For the fiscal year ended December 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from                   to
                                     ------------------   --------------

                         Commission file number: 0-29481

                              RIMPAC RESOURCES LTD.
                 (Name of small business issuer in its charter)

               NEVADA                                  91-1921379
   (State or other jurisdiction                      (I.R.S. Employer
   of incorporation or organization)               Identification No.)

            3665 RUFFIN ROAD, SUITE 225, SAN DIEGO, CALIFORNIA 92123
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (866) 568-6266

       Securities registered under Section 12(b) of the Exchange Act: NONE

         Securities registered under Section 12(g) of the Exchange Act:

                         COMMON STOCK, $0.001 PAR VALUE
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year:  $-0-

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $14,107,500 AS OF APRIL 13, 2002

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 20,000,000 SHARES OF COMMON STOCK AS OF APRIL 13, 2002

Transitional Small Business Disclosure Format (Check one):    Yes      ; No  X
                                                                 ------    -----

                           FORWARD LOOKING STATEMENTS

Under the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 (the "PSLRA"), we caution readers regarding forward looking statements found in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by or on our behalf. We disclaim any obligation to update forward-looking statements. Readers should also understand that under Section 27A(b)(2)(D) of the Securities Act, and Section 21E(b)(2)(D) of the Securities Exchange Act, the "safe harbor" provisions of the PSLRA do not apply to statements made in connection with an initial public offering.


                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

BACKGROUND

         Unless the context otherwise requires, the terms "we", "our" and "us" refers to Rimpac Resources Ltd.

         We were organized under the laws of the State of Nevada on January 26, 1998, to acquire a mineral exploration permit and to explore for precious metals in the State of Arizona. We subsequently acquired a mineral exploration permit issued by the State of Arizona and intended to explore for gold mineralization within the permit area. However, we were unable to secure financing and the world market price of gold was on the decline. As a result, we abandoned our operations in September 1999 and the permit was not renewed.

         On February 1, 2002, we acquired all of the issued and outstanding capital stock of Internet LOTO, a California corporation, in exchange solely for approximately 57% of our common stock. Since all of our operations are now conducted through our wholly-owned subsidiary, Internet LOTO, we may change our name to Internet LOTO in the near future.

INTERNET LOTO

         Internet LOTO, incorporated on September 19, 2001, is pursuing its business plan of developing a global online lottery web portal, InternetLOTO.com. Through strategic alliances with global industry leaders, governments and charitable organizations, Internet LOTO plans on distributing e-tickets for the Internet's largest jackpot lotteries. Thus far, Internet LOTO has prepared its business plan; designed and launched the FLASH Animation web page (WWW.INTERNETLOTO.COM); and designed and launched the front end web site (Alpha stage).

         Internet LOTO proposes to launch its web portal in phases. Phase I will begin with ticket sales with European lotteries, Phase II in Asia, and Phase III in Latin America. Phase IV may be launched in North America if regulations permit. The launching dates will be determined by economic conditions, licensing opportunities, and other factors such as technology and security acceptance.

         Initially, Internet LOTO will be an affiliate or marketer, directing traffic to the actual site where lottery tickets can be purchased. Internet LOTO would earn a commission for each referral resulting in a ticket purchase. Internet LOTO anticipates that affiliate operations will commence in late 2002.

         After receiving sufficient funding, it will take approximately 3 months to obtain appropriate gaming licenses, develop an Internet lottery engine, and implement pre-marketing promotions/advertising. Internet LOTO plans to run the lottery for the appropriate government entity as an independent contractor. Internet LOTO has begun to establish relationships with various parties to address the necessary licensing, auditing, and banking needs. In addition, it has identified its hardware needs for this endeavor, which include a properly secured server room with adequate temperature controls, fire protection, and power supplies; disaster recovery system for the server center; and adequate data storage. It has also outlined plans for implementing internal controls, obtaining jackpot insurance, real time broadcasting of drawings, and establishing a 24-hour customer service call center.

         INTERNET LOTO WEB SITE. The core product will be the operation and marketing of the INTERNETLOTO.COM web site. It is envisioned that the web site will incorporate all of the traditional, as well as the new Internet functions of a lottery system.

         Consumers will first be greeted by a state-of-the-art web site display with a large continuous "Internet LOTO ticker", which will accurately display the ever-increasing current weekly jackpot.

         As customers enter into the weekly jackpot, they will be instructed to join our free membership lottery club. The free membership prompts will ask the new members to answer a few simple questions, screen name, country of origin, etc, followed by appropriate Company disclaimers, and they will then be given a member password.

         Members may enter any weekly jackpot by simply purchasing a $1.00 (U.S.) entry fee and selecting their personal numbers or by selecting the "AUTO LOTO" Pick, a random number picking program. The transaction will be secured through an established online credit card or digital cash transaction company. The member will then be given confirmation e-mail, complete with an Internet LOTO confirmation number.

         The web site also will include visual displays and an archive video collection of past winners, as well as a "LOTO Chat Room" for members interested in discussing lottery-related topics. Internet LOTO plans to offer an exciting multi-lingual web portal as its market expands.

         MARKETING. Internet LOTO proposes to use established traditional venues, as well as Internet channels to establish internetLOTO.com as an international lottery "brand."

   o ADVERTISING. Internet LOTO proposes to institute an aggressive print, billboard, television, radio, and event sponsorship campaign to attract both target markets and penetrate new markets in order to lead customers to its web site. Print media is proposed to include a variety of publications. Radio and televisions markets are anticipated to include both domestic and international markets. Internet LOTO also proposes to exchange advertising space on the internetLOTO.com web site for space on other sites.

   o VIRAL MARKETING. Internet LOTO proposes to brand its name worldwide using an innovative email technique. Viral marketing describes any strategy that encourages individuals to pass on a marketing message to others, creating the potential for exponential growth in the message's exposure and influence. Like viruses, such strategies take advantage of rapid multiplication to explode the message to thousands and possibly millions.

   o WORLDWIDE BANNER PLACEMENT. Internet LOTO proposes to place hyper-linked advertising banners in highly visible locations on the World Wide Web for its target audience. Smaller web sites, such as online gaming sites, also may be used. While these sites may attract fewer visitors, the visitors may be more likely to purchase lottery tickets.

   o SEARCH ENGINE OPTIMIZATION. Internet LOTO proposes to design its homepage into a multi-lingual format with country-specific indexes to attract potential visitors from other countries who use major search engines. The Internet LOTO homepage would contain keywords in various languages so that search engines will place the internetLOTO.com site at the top of the search engine listings when a search associated with lotteries is requested in other languages.

   o STRATEGIC LINKING. Internet LOTO proposes to pursue strategic web site partnering to develop long-term traffic to internetLOTO.com

   o INTERNET (CYBER) CAFES. Management believes that Internet (Cyber) cafes are emerging as one of the easiest and most convenient methods to use the Internet. These cafes have become a predominant alternative to home computers throughout North America and Europe. In Latin America and Asia, these cafes are among the main outlets to the Internet. Internet LOTO proposes to establish strategic alliances with these cafes to penetrate the Latin America and Asian regions.

   o AFFILIATE PARTNER MARKETING PROGRAMS. Internet LOTO proposes to use affiliate partner marketing programs to attract traffic to its website. An person or entity with a website signs up to be an affiliate of Internet LOTO and then places a banner or text link on its site directing visitors to the Internet LOTO site. As a visitor clicks-through, a cookie (a small text file containing the referring affiliate's identification number assigned by Internet LOTO) will be placed on the visitor's browser. If the visitor purchases tickets from Internet LOTO's website, the ordering system and affiliate's software work together to attach the referring affiliate's identification number held in the cookie to the sale and uses that information to credit the affiliate with the proper commission for the referral.

   o RESELLER PROGRAM. Internet LOTO also proposes to use a reseller program for major established distribution networks to resell Internet LOTO tickets through an existing large network of websites. The reseller program would be sold through Internet LOTO's business development direct sales efforts to select distribution networks.


         COMPETITION. Internet LOTO expects to encounter a significant amount of competition. The barriers to entry are relatively low, permitting new entities to enter the online lottery segment of gaming.

         On a larger scale, Internet LOTO will also compete against parties offering other forms of Internet gaming and traditional gaming, such as casinos and horseracing.

         RESEARCH AND DEVELOPMENT. No amounts were incurred for research and development in 2001. Internet LOTO has not directly engaged in research and development activities, but has retained HI-TEK Multimedia, Inc., an affiliated party, to perform this function. HI-TEK has developed and deployed Internet LOTO's promotional web site with FLASH animation technology. Other research and development include the design and development of Internet lottery gaming software technology. Internet LOTO will retain the proprietary rights to the web site content and related technology.

         PATENTS,  LICENSES,  TRADEMARKS,   FRANCHISES,   CONCESSIONS,   ROYALTY
AGREEMENTS OR LABOR CONTRACTS. Currently, Internet LOTO has no trademarks, licenses, patents, franchises, or concessions.

         GOVERNMENT REGULATION. Internet gambling is primarily regulated in the United States by the 1961 Interstate Wireline Act, which makes it illegal for providers to offer or take bets from gamblers over phone lines or through other wired devices unless otherwise authorized by a particular state. Accordingly, Internet LOTO will not be selling lottery tickets to persons in the United States. Additionally, it is anticipated that the lottery operations will be conducted in a separate foreign corporation located outside the United States. Internet LOTO, with the assistance of tax and gaming counsel, will determine the most advantageous domicile for this foreign corporation and the most advantageous tax structure between it and the foreign corporation.

         EMPLOYEES. As of February 20, 2002, we had a total of 4 full-time employees.

ITEM 2.  DESCRIPTION OF PROPERTY.

         Headquarters for Internet LOTO and us are located at 3665 Ruffin Road, Suite 225, San Diego, California. We lease these offices, comprising approximately 1,100 square feet. Recently, we renewed our lease for term beginning May 1, 2002 and ending April 30, 2003. Our rent is approximately $1,700 per month.


ITEM 3.  LEGAL PROCEEDINGS.

         None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

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

                                              BID OR TRADE PRICES
2000 FISCAL YEAR                              HIGH            LOW

Quarter Ending 03/31/00                      $1.500          $0.625
Quarter Ending 06/30/00                      $1.000          $1.000
Quarter Ending 09/30/00                      $0.00           $0.00
Quarter Ending 12/31/00                      $0.00           $0.00

2001 FISCAL YEAR                              HIGH            LOW

Quarter Ending 03/31/01                      $0.00           $0.00
Quarter Ending 06/30/01                      $2.97           $0.50
Quarter Ending 09/30/01                      $1.50           $0.51
Quarter Ending 12/31/01                      $3.00           $0.35

         The above quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

         During the last two fiscal years, we have not declared cash dividends on our common stock and we do not anticipate that dividends will be paid in the foreseeable future.

         As of April 13, 2002, the closing price for our common stock on the OTCBB was $1.80.

         As of April 13, 2002, there were 14 record holders of our common stock.

         As of February 1, 2002, we issued 11,450,000 shares of our common stock to the shareholders of IPEC to acquire that company. We relied upon the exemption from registration contained in Section 4(2) under the Securities Act of 1933, since there were only 3 persons involved in the transaction.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

OVERVIEW

         Effective February 1, 2002, an arrangement was completed between Rimpac Resources and Internet LOTO, whereby the shareholders of Internet LOTO exchanged all of their common shares for 11,450,000 shares of Rimpac Resources common stock.

         Following the acquisition the former shareholders of Internet LOTO held a majority of Rimpac's total issued and outstanding common shares; Internet LOTO was thereby deemed to be the acquiror. Accordingly, the transaction has been accounted for as a reverse takeover using the purchase method whereby the assets and liabilities of Rimpac Resources have been recorded at their fair market values and operating results have been included in the financial statements from the effective date of purchase. The fair value of the net assets acquired is equal to their book values.

         Included in this report are the audited financial statements of Rimpac Resources Ltd. as of and for the two years ending December 31, 2001 (prior to the acquisition of Internet LOTO), the audited financial statements of Internet LOTO as of and for period ending December 31, 2001, and a pro forma combined balance sheet and statement of operations reflecting the acquisition of Internet LOTO by Rimpac Resources.

         The discussion below focuses primarily on the financial statements of Internet LOTO, since Rimpac Resources was inactive, other than maintaining its status as a reporting company, prior to the time of the acquisition of Internet LOTO. From inception, September 19, 2001 to December 31, 2001, Internet LOTO did not generate any revenues. At December 31, 2001, it had assets of $395,284, stockholders' deficiency of $62,788, and a deficit accumulated during the development stage of $62,788.

         Rimpac has never generated any revenues. For the year ended December 31, 2001, it incurred a loss of $22,836, as compared to a loss of $24,241 for the prior fiscal year. Since its inception in January 1998, it has incurred a cumulative loss of $79,598.

         At December 31, 2001, Rimpac had cash of $3, a stockholders' deficiency of $46,886, and a working capital deficiency of $46,886. From inception to December 31, 2001, Rimpac's activities have been funded through proceeds from the sale of its stock ($26,462), operating advances from related parties ($27,107), and a loan from a related party ($10,000).

         The auditor's report on Rimpac's financial statements includes an explanatory paragraph relating to the uncertainty of the company's ability to continue as a going concern. Rimpac's working capital and stockholders' deficiencies and recurring losses described above raise substantial doubt about Rimpac's ability to continue as a going concern.

RESULTS OF OPERATIONS

         Internet LOTO incurred $61,988 of expenses from inception to December 31, 2001, primarily for salaries and general and administrative expenses.

         Internet  LOTO's  results  of  operations  for the  four  months  ended
December 31, 2001 are reflective of an operation in its development stage. Management has focused its available resources on the development of the web site and the lottery gaming engine that supports the Internet LOTO business plan. Phase I of the development has been successfully started, with the launch of the website (www.InternetLOTO.com) and the completion of the initial module of the lottery engine, but the completion will depend on the availability of investment capital. Upon successful completion of the marketing and licensing portion of Phase I, Internet LOTO will be capable of commencing operations and the generation of revenue. Management has financed the growth of Internet LOTO to date through loans from management and the debt from its major vendor and affiliate, HI-TEK Multimedia, Inc. Internet LOTO retained HI-TEK to design, program, produce and implement the following:

     A.    Design corporate and promotional web sites
     B. Design and produce the initial module of the Internet Lottery play engine
     C. Research, analyze and develop the preliminary offline and online marketing plan, includes designing and producing all supporting marketing and promotional materials (CD-ROM, media kit, web slide presentation and corporate literature).
     D.    Consult with the management of the company on an as needed basis.

         Management proposes to launch its Internet lottery web portal in strategic phases. Phase I will begin with ticket sales for European lotteries, Phase II in Asia, and Phase III in Latin America. Phase IV may be launched in

North  America if  regulations permit. The launching dates will be determined by
economic  conditions,  licensing  opportunities,   and  other  factors  such  as
technology and security acceptance.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2001, Internet LOTO had cash of $1,000 and a working capital deficit of $457,072. The cash was loaned by a shareholder to open the company's bank account. The related note is an unsecured demand note without interest. HI-TEK has provided the funding for all of Internet LOTO's expenses incurred through December 31, 2001. At December 31, 2001, Internet LOTO owed $445,772 to HI-TEK, which included $385,000 for work to be performed under a service contract.

         The auditor's report on Internet LOTO's financial statements includes an explanatory paragraph relating to the uncertainty of the company's ability to continue as a going concern. Internet LOTO has suffered losses from operations and has a net working capital that raises substantial doubt about its ability to continue as a going concern. There can be no assurance that it will be able to implement its business plan. Even if Internet LOTO were able to implement its business plan, there is no assurance that it would be able to attain profitable operations.

PLAN OF OPERATION

         We have a development strategy for the implementation of Phase I of the plan, but it will require $2,000,000 to complete. To accomplish this goal, we are currently offering convertible debenture in reliance upon the private placement exemption contained in Rule 506 under the Securities Act of 1933.

         This debenture will be issued by Rimpac and accrue interest at the rate of 10% per annum. We will pay the principal and any accrued interest due to the registered holders of the debentures upon maturity, which is one year from the date of issuance. Holders of the debentures are entitled, at any time after the date of issuance, by written notice to us, to elect to convert their debentures into Rimpac common stock at a conversion price equal to one share of common stock for each $1.50 of the principal amount of their debenture converted. Any unpaid interest, which has been accrued or is accruing from the date of issuance to the date of conversion will be waived and forgiven by the holder.

USE OF PROCEEDS

         The following represents management's projected use of the $2,000,000 gross proceeds from the sale of the convertible debentures:

         Finders Fees (10%)...................................$     200,000

         Marketing............................................      800,000

         Technology...........................................      800,000

         Operations...........................................      200,000
                                                              -------------

         Total................................................$   2,000,000
                                                              =============


         The funds will be utilized as directed by management to complete Phase I, which will include the online and offline marketing programs, the web portal utilizing the lottery gaming software and peripherals, obtaining the necessary gaming licenses and operation management of the company.

         As of April 15, 2002, no debentures had been sold.

ITEM 7.  FINANCIAL STATEMENTS.

         See pages beginning with page F-1.



         FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

   Our executive officers and directors are:

   Thomas M. Johnson          41    President, Secretary, Treasurer and Director
   Sheldon Silverman.         37    Director
   Owen S-M Bethel            43    Director

         THOMAS M. JOHNSON has been the sole officer and a director since February 1, 2002. Mr. Johnson graduated from University of California, San Diego
(UCSD) with a BA in Biochemistry & Cellular Biology and minor in Computer Science in 1985. He was a Senior Coder/Programmer at Scripps Institution of Oceanography for over 4 years. Mr. Johnson also completed a certified Business Management program at UCSD in 1993. From 1985 - 1994, he worked as Director of Manufacturing for some of San Diego's highly acclaimed biotechnology and pharmaceutical companies, such as, Gen-Probe, Telios Pharmaceuticals and Chromagen.

         In April 1994, he founded HI-TEK Multimedia, Inc., a private California multimedia company specializing in development and production of interactive CD-ROMs and web sites for travel, golf, tourism and hospitality industries. From 1997 - 1998, he was a Director for Traveler's Aid, a non-profit organization assisting and aiding travelers with free information at numerous international airports. In the same year, Mr. Johnson was also a Director on the Advanced Technology Committee for the San Diego Convention and Visitors Bureau. From March 1999 to present, Mr. Johnson has been a technology and marketing consultant to the Secretary of Tourism for the Government of Baja California, Mexico. In addition, he is currently working with the Vietnamese government to develop a strategic marketing plan to promote tourism and investment for the country with second fastest growing economy in Asia.

         In 2000 - 2001, HI-TEK produced the Carlsbad Vacation Planner CD-ROM for the Carlsbad Convention and Visitors Bureau, which won the top digital marketing award at HSMAI (Hospitality Sales and Marketing Association International) event with over 2000 entries worldwide. From July 2000 to present, he has been the president of Worldtradeshow.com, Inc., a company based in San Diego, California, that operates an interactive web portal designed to produce and promote virtual trade shows online. He became a director of that company in July 2000. Finally, in February 2001, Mr. Johnson founded Internet LOTO, a marketing company developing the latest online lottery technologies to assist in the promotions of state and government sanctioned lotteries worldwide. Lastly, Mr. Johnson speaks and writes Vietnamese, Spanish and English fluently.

         SHELDON SILVERMAN has been a director of Rimpac since February 14, 2002. From May 1996 to February 1999, he served as the president, chief executive officer, and a director of Interactive Processing, Inc., a company which sold consumer electronic devices. In March 1999, Interactive Processing, Inc. changed its name to WorldTradeShow.com, Inc. That company, located in San Diego, California, operates an interactive web portal designed to produce and promote virtual trade shows online. Its stock is quoted on the Pink Sheets.

         Mr. Silverman formed Idream.ws, Inc., a California corporation, in April 2000, to engage in mergers and acquisitions. That company registered its common stock under the Securities Exchange Act of 1934 in October 2000.

         OWEN S-M BETHEL has been a director of Rimpac since March 26, 2002. Since November 1993, he has been the president and managing director of Montaque Securities International, Ltd., a Bahamian investment and financial services firm specializing in the areas of estate/international tax planning, international corporate structures, international securities trading, portfolio/asset management, corporate finance, mutual fund administration, and direct investment facilitation. Prior to establishing Montaque Securities International, Mr. Bethel was the executive director of The Bahamas Financial Services Secretariat from April 1990 to November 1993, and The Bahamas
Investment Authority from May 1992 to November 1993. Both of these were government agencies in the office of the Prime Minister whose function was to promote financial services and investment opportunities in The Bahamas and facilitate investors through the relevant approval process. The agencies also advised the government on policies, strategies, and legislation to be implemented in the respective fields.

         Mr. Bethel graduated from Carleton University, Canada, with a Bachelor of Arts degree in law and political science in 1977. He then studied both law and finance and received his master of laws degree from University College, University of London, England, in 1982. Mr. Bethel started his professional career with Credit Suisse, both in London and in Nassau, Bahamas, and then became an assistant to the executive director at both the International Monetary Fund and World Bank in Washington, D.C. from 1986 to 1989.

         Mr. Bethel has participated in numerous international financial and legal conferences. He is a contributor to several professional manuals and trade magazines. He was instrumental in the development of legislation for the mutual funds industry and served on the Securities Market Task Force, a Bahamian governmental body responsible for the creation of a capital/securities market and stock exchange in the Bahamas. His firm launched the first publicly offered domestic mutual fund in The Bahamas. Mr. Bethel is the recipient of the CIBC/Ernst & Young Emerging Entrepreneur Award. He is a member of the International Fiscal Association, the International Tax Planners Association, and the Society for Trust and Estate Practitioners. Mr. Bethel also serves on the panel of the American Arbitration Association. He has served as chairman of the board of advisors to the Centre for Entrepreneurship at the College of The Bahamas, managing director of InterTrust Bank, and director of Surety Bank & Trust.

CONFLICTS OF INTEREST

         Members of our management are associated with other firms involved in a range of business activities. Consequently, there are potential inherent conflicts of interest in their acting as officers and directors of our company. Insofar as the officers and directors are engaged in other business activities, we anticipate they will devote only a minor amount of time to our affairs.

         Our officers and directors are now and may in the future become shareholders, officers or directors of other companies which may be formed for the purpose of engaging in business activities similar to us. Accordingly, additional direct conflicts of interest may arise in the future with respect to such individuals acting on behalf of us or other entities. Moreover, additional conflicts of interest may arise with respect to opportunities which come to the attention of such individuals in the performance of their duties or otherwise. Currently, we do not have a right of first refusal pertaining to opportunities that come to their attention and may relate to our business operations.

         Our officers and directors are, so long as they are our officers or directors, subject to the restriction that all opportunities contemplated by our plan of operation which come to their attention, either in the performance of their duties or in any other manner, will be considered opportunities of, and be made available to us and the companies that they are affiliated with on an equal basis. A breach of this requirement will be a breach of the fiduciary duties of the officer or director. If we or the companies with which the officers and directors are affiliated both desire to take advantage of an opportunity, then said officers and directors would abstain from negotiating and voting upon the opportunity. However, all directors may still individually take advantage of opportunities if we should decline to do so. Except as set forth above, we have not adopted any other conflict of interest policy with respect to such transactions.

         We do not have any standing audit, nominating, or compensation committees of our board of directors.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         During the fiscal year ended December 31, 2001, Georgia Knight failed to timely file a Form 3 Initial Statement of Beneficial Ownership of Securities. The Form 3, which was due March 1, 2001, was filed on March 9, 2001.

ITEM 10. EXECUTIVE COMPENSATION.

         The following table sets forth information the remuneration of our chief executive officers for the last three completed fiscal years.

                                                                             LONG TERM COMPENSATION
                                                                      -------------------------------------
                                        ANNUAL COMPENSATION                   AWARDS             PAYOUTS
                                ---------------------------------------------------------------------------
                                                            OTHER     RESTRICTED
NAME AND                                                   ANNUAL        STOCK     OPTIONS/SARS   LTIP       ALL OTHER
PRINCIPAL                                                COMPENSATION  AWARD(S)       ($)      PAYOUTS ($)  COMPENSATION
POSITION              YEAR        SALARY       BONUS         ($)          ($)                                   ($)
-------------------------------------------------------------------------------------------------------------------------

Georgia            2001         -0-          -0-          -0-          -0-         -0-          -0-          -0-
Knight,            2000         -0-          -0-          -0-          -0-         -0-          -0-          -0-
President (1)<F1>
-------------------------------------------------------------------------------------------------------------------------
Leroy              2000         -0-          -0-          -0-          -0-         -0-          -0-          -0-
Halterman,         1999        -0-(1)        -0-          -0-          -0-         -0-          -0-          -0-
Former
President
(2)<F2>

(1)<F1>  Ms. Knight served as President from February 19, 2001 to February 1,
         2002.
(2)<F2> Mr. Halterman served as President from January 27, 1998 to February 19, 2001. Does not include consulting fees paid to Mr. Halterman. From inception through December 31, 1999, Mr. Halterman provided consulting services to us in the amount of $4,579. There were no consulting fees for the year ended December 31, 2000.

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


ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table provides certain information as to the officers and directors individually and as a group, and the holders of more than 5% of our common stock, as of April 13, 2002:

--------------------------------------------------------------------------------------------------------------

   NAME AND ADDRESS OF BENEFICIAL OWNER (1)<F1>       AMOUNT AND NATURE OF           PERCENT OF CLASS (2)<F2>
                                                      BENEFICIAL OWNERSHIP
--------------------------------------------------------------------------------------------------------------

Owen S-M Bethel                                          8,654,167 (3)<F3>                     43.1%
Saffrey Square, Bay Street & Bank Lane
P.O. Box N-8303
Nassau, The Bahamas
--------------------------------------------------------------------------------------------------------------
Thomas M. Johnson                                            1,431,250                          7.2%
3665 Ruffin Road, Suite 115
San Diego, California 92123
--------------------------------------------------------------------------------------------------------------
Lee Johnson                                                  1,431,250                          7.2%
3665 Ruffin Road, Suite 115
San Diego, California 92123

--------------------------------------------------------------------------------------------------------------

   NAME AND ADDRESS OF BENEFICIAL OWNER (1)<F1>       AMOUNT AND NATURE OF           PERCENT OF CLASS (2)<F2>
                                                      BENEFICIAL OWNERSHIP
--------------------------------------------------------------------------------------------------------------

Sheldon Silverman                                                 0                              --
3665 Ruffin Road, Suite 115
San Diego, California 92123
--------------------------------------------------------------------------------------------------------------

All officers and directors as a group  (3 persons)          11,516,667                          57.4%
--------------------------------------------------------------------------------------------------------------

(1)<F1> To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person's name.

(2)<F2> This table is based on 20,000,000 shares of Common Stock outstanding as of April 13, 2002. Where persons listed on this table have the right to obtain additional shares of common stock through the exercise of outstanding options or warrants or the conversion of convertible securities within 60 days from April 13, 2002, these additional shares are deemed to be outstanding for the purpose of computing the percentage of common stock owned by such persons, but are not deemed to be outstanding for the purpose of computing the percentage owned by any other person.

(3)<F3> Includes 8,587,500 shares are held of record by Amoeba Corporation and 66,667 shares issuable upon the exercise of stock options granted to Mr. Bethel.

         Messrs. Thomas Johnson and Owen Bethel may be deemed to be "parents" of our company within the meaning of the rules and regulations of the Securities and Exchange Commission.

CHANGES IN CONTROL

         There are no agreements known to management that may result in a change of control of our company.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Other than as disclosed below, none of our present directors, officers or principal shareholders, nor any family member of the foregoing, nor, to the best of our information and belief, any of our former directors, senior officers or principal shareholders, nor any family member of such former directors, officers or principal shareholders, has or had any material interest, direct or indirect, in any transaction, or in any proposed transaction which has materially affected or will materially affect us.

         On December 12, 2001, Rimpac issued a $10,000 note payable to an entity controlled by Sarah Cabianca, a shareholder, which accrues interest at the rate of 10% per annum. The note and interest is due May 12, 2002.

         From inception through December 31, 2001, Rimpac had received $27,107 of operating advances from an entity controlled by Sarah Cabianca, $5,000 of which was repaid through the issuance of 2,000,000 shares of common stock in 1998. At December 31, 2001, $22,107 was owed for these advances.

         In February 2002, Owen Bethel advanced $2,500 to Rimpac. There are no fixed terms for repayment of this advance.

         HI-TEK  Multimedia,  Inc.  and  Internet  LOTO  entered  into a service contract agreement. For $335,000, HI-TEK agreed to provide marketing, production, and consulting services, including development of Internet LOTO's name and identity, development of the initial marketing plan, registration of Internet LOTO's domain names, design of the web site, development of the business plan, and research and analysis of the gaming and lottery business. The principals of HI-TEK and Internet LOTO were the same at the time of the agreement: Thomas M. Johnson and

Lee Johnson. HI-TEK invoiced Internet LOTO $50,000 in November 2001 for additional work for developing its media kit concept. At December 31, 2001, $445,772 was owed to HI-TEK for services under this agreement and for Rimpac's expenses paid by HI-TEK.

         We believe that all of the transactions were made or entered into on terms that were no less favorable to us than those that could have been obtained from an unaffiliated third party.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

--------------------------------------------------------------------------------
    REGULATION
    S-B NUMBER                           EXHIBIT
--------------------------------------------------------------------------------
       2.1 Share Exchange Agreement by and between Rimpac Resources Ltd. and the shareholders of Internet Loto, Inc. dated as of January 17, 2002 (1)
--------------------------------------------------------------------------------
       3.1          Articles of Incorporation, as amended (2)
--------------------------------------------------------------------------------
       3.2          Bylaws (2)
--------------------------------------------------------------------------------
       10.1         Service Contract Agreement between HI-TEK Multimedia, Inc.
                    and Internet LOTO, Inc. dated October 5, 2001
--------------------------------------------------------------------------------
       10.2 Marketing & Production Services Retainer Agreement between HI-TEK Multimedia, Inc. and Internet LOTO, Inc. dated January 2, 2002
--------------------------------------------------------------------------------
       10.3 Stock Options Agreement between Owen Bethel and Rimpac Resources Ltd. Dated March 27, 2002
--------------------------------------------------------------------------------
       21.1         Subsidiaries of the registrant
--------------------------------------------------------------------------------

---------------------

(1) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated February 1, 2002, file number 0-29481.
(2) Incorporated by reference to the exhibits to the registrant's registration statement on Form 10-SB, file number 0-29481.


Reports on Form 8-K:  None.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       RIMPAC RESOURCES LTD.



Date:   April 15, 2002                 By:  /s/ Thomas M. Johnson
       ----------------------             --------------------------------------
                                             Thomas M. Johnson, President


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                   SIGNATURE                                      TITLE                              DATE

                                                  President, Secretary, Treasurer and
                                                  Director (Principal Executive,
/s/ Thomas M. Johnson                             Financial and Accounting Officer)              April 15, 2002
--------------------------------------------                                                    ----------------
Thomas M. Johnson


/s/ Sheldon Silverman                             Director                                       April 15, 2002
--------------------------------------------                                                     ---------------
Sheldon Silverman


                                                  Director
--------------------------------------------                                                     ---------------
Owen S-M Bethel


                         REPORT OF INDEPENDENT AUDITORS


Shareholders and Board of Directors
Rimpac Resources Ltd.


We have audited the accompanying balance sheet of Rimpac Resources Ltd. (a development stage company) as of December 31, 2001 and the related statements of operations, stockholders' (deficiency), and cash flows for the years ended December 31, 2001 and 2000, and the period from January 26, 1998 (inception) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rimpac Resources Ltd. (a development stage company) as of December 31, 2001, and the results of its operations, and its cash flows for the years ended December 31, 2001 and 2000, and the period from January 26, 1998 (inception) to December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has working capital and stockholder deficiencies. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Stark Winter Schenkein & Co., LLP

Denver, Colorado
February 6, 2002

                              Rimpac Resources Ltd.
                          (A Development Stage Company)
                                Table of Contents




                                                                        PAGE

 Report of Independent Auditors                                          F-1

 Balance Sheet                                                           F-3

 Statements of Operations                                                F-4

 Statement of Changes in Stockholders'  (Deficiency)                     F-5

 Statements of Cash Flows                                                F-6

 Notes to Financial Statements                                          F-7-11

                              Rimpac Resources Ltd.
                          (A Development Stage Company)
                                  Balance Sheet
                                December 31, 2001


                                     ASSETS

Current assets:
  Cash                                                     $            3
                                                          =================



              LIABILITIES AND STOCKHOLDERS'
                       (DEFICIENCY)

Current liabilities:
  Accounts payable                                         $       14,782
  Operating advances - related parties                             22,107
  Note payable - related party                                     10,000
                                                          -----------------
                                                                   46,889
                                                          -----------------

Stockholders' (deficiency):
  Preferred stock, $0.01 par value,
     1,000,000 undesignated shares authorized,
     none issued or outstanding                                       -
  Common stock, $0.001 par value,
     50,000,000 shares authorized,
     8,550,000 shares issued and outstanding                        8,550
  Additional paid in capital                                       24,162
  (Deficit) accumulated during the
     development stage                                            (79,598)
                                                          -----------------
Total stockholders' (deficiency)                                  (46,886)
                                                          -----------------

                                                           $            3
                                                          =================



    The accompanying notes are an integral part of the financial statements.

                             Rimpac Resources Ltd.
                          (A Development Stage Company)
                            Statements of Operations

                                                                                                            January 26, 1998
                                                                                                               (inception)
                                                                   Year Ended           Year Ended              Through
                                                                  December 31,          December 31,           December 31,
                                                                      2001                 2000                   2001
                                                               -----------------    ------------------  --------------------

Revenue                                                         $          -        $            -      $              -

Costs and expenses:
  General and administrative                                            22,702                24,296                76,318
  Amortization                                                             -                     -                   1,283
                                                                ---------------       -----------------   -------------------

(Loss) from operations                                                 (22,702)              (24,296)              (77,601)
                                                                ---------------       -----------------   -------------------

Other income (expense):
  Foreign currency transaction gain (loss)                                (134)                   55                  (747)
  (Loss) on mineral claims                                                 -                     -                  (1,250)
                                                                ---------------       -----------------   -------------------
                                                                          (134)                   55                (1,997)
                                                                ---------------       -----------------   -------------------

Net (loss)                                                      $      (22,836)       $      (24,241)     $        (79,598)
                                                                ===============       =================   ===================

Per share information:

  Weighted average number
  of common shares outstanding - basic and diluted                   8,550,000             8,550,000             7,710,794
                                                                ===============       ================    ==================

Net (loss) per common share - basic and diluted                 $        (0.00)       $        (0.00)     $          (0.01)
                                                                ===============       ================    ==================


    The accompanying notes are an integral part of the financial statements.

                              Rimpac Resources Ltd.
                          (A Development Stage Company)
                     Statement of Stockholders' (Deficiency)
               For the Period January 26, 1998 (Inception) through
                                December 31, 2001



                                                                                                  Deficit
                                                    Common  Stock                               Accumulated
                                                -----------------------        Additional        During the
                                                  Shares       Amount       Paid in Capital   Development Stage        Total
                                                ---------------------------------------------------------------------------------

Balance, January 26, 1998 (inception)                  -      $    -       $          -       $           -        $        -

Issuance of stock for
  cash at $0.0025 per share
  (net of issuance costs)                        6,000,000       6,000              5,462                 -              11,462

Issuance of stock for
  repayment of operating advances -
    related parties at $0.0025 per share         2,000,000       2,000              3,000                 -               5,000


Issuance of stock in exchange for
  assignment of mineral property rights at
   $0.0025 per share                               500,000         500                750                 -               1,250

Issuance of stock for
  cash at $0.30 per share                           50,000          50             14,950                 -              15,000

Net (loss) for the period ended
December 31, 1998                                      -           -                  -               (19,005)          (19,005)
                                                -----------   ----------    --------------    ----------------     -------------

Balance, December 31, 1998                       8,550,000       8,550             24,162             (19,005)           13,707

Net (loss) for the year ended
December 31, 1999                                      -           -                  -               (13,516)          (13,516)
                                                -----------   ----------    --------------    ----------------     -------------

Balance, December 31, 1999                       8,550,000       8,550             24,162             (32,521)              191

Net (loss) for the year ended
December 31, 2000                                      -           -                  -               (24,241)          (24,241)
                                                -----------   ----------    --------------    ----------------     -------------

Balance, December 31, 2000                       8,550,000       8,550             24,162             (56,762)          (24,050)

Net (loss) for the year ended
December 31, 2001                                      -           -                  -               (22,836)          (22,836)
                                                -----------   ----------    --------------    ----------------     -------------

Balance, December 31, 2001                       8,550,000    $  8,550      $      24,162     $       (79,598)     $    (46,886)
                                                ===========   ==========    ==============    ================     =============


    The accompanying notes are an integral part of the financial statements.

                              Rimpac Resources Ltd.
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                                                                January 26, 1998
                                                                                                                  (Inception)
                                                                            Year Ended         Year Ended            Through
                                                                           December 31,       December 31,         December 31,
                                                                               2001               2000                2001
                                                                          --------------     --------------      ----------------

Cash flows from operating activities:
Net (loss)                                                               $    (22,836)       $    (24,241)        $    (79,598)
Adjustments to reconcile net (loss) to net
  cash used in operating activities:
  Amortization                                                                    -                   -                  1,283
  Write off of mineral claims                                                     -                   -                  1,250
  Increase (decrease) in bank overdraft                                            (2)                  2                  -
  Increase (decrease) in accounts payable                                      (1,469)             14,239               14,782
                                                                        --------------    -----------------   ----------------
Net cash (used in) operating activities                                       (24,307)            (10,000)             (62,283)
                                                                        --------------    -----------------   ----------------
Cash flows from investing activities:
  Organization costs                                                              -                   -                 (1,283)
                                                                        --------------    -----------------   ----------------
Net cash (used in) investing activities                                           -                   -                 (1,283)
                                                                        --------------    -----------------   ----------------
Cash flows from financing activities:
  Proceeds from stock issuance, net of
      issuance costs                                                              -                   -                 26,462
  Proceeds from operating advances - related parties                           14,310               7,797               27,107
  Proceeds from note payable - related party                                   10,000                 -                 10,000
                                                                        --------------    -----------------   ----------------
Net cash provided by financing activities                                      24,310               7,797               63,569
                                                                        --------------    -----------------   ----------------
Net increase (decrease) in cash                                                     3              (2,203)                   3

Beginning cash                                                                    -                 2,203                  -
                                                                        --------------    -----------------   ----------------
Ending cash                                                             $           3     $           -       $            -
                                                                        ==============    =================   ================

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for:
   interest                                                             $         -       $           -       $            -
                                                                       ==============    =================   ================
   income taxes                                                         $         -       $           -       $            -
                                                                        ==============    =================   ================
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Issuance of common stock as repayment of operating
    advances - related parties                                          $         -       $           -       $          5,000
                                                                        ==============    =================   ================
  Issuance of common stock for assignment of mineral
    property rights                                                     $         -       $           -       $          1,250
                                                                        ==============    =================   ================


    The accompanying notes are an integral part of the financial statements.

                              Rimpac Resources Ltd.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                December 31, 2001


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

EARNINGS (LOSS) PER COMMON SHARE

The Company follows Statement of Financial Accounting Standards No. 128. "Earnings Per Share" ("SFAS No. 128"). Basic earning per common share ("EPS") calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earning per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when they are anti-dilutive, common stock equivalents, if any, are not considered in the computation.

ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ significantly from those estimates.

CASH AND CASH EQUIVALENTS

For purposes of balance sheet classification and the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

FINANCIAL INSTRUMENTS

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2001. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable, operating advances, and a related party note payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

                              Rimpac Resources Ltd.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                December 31, 2001


STOCK-BASED COMPENSATION

The Company accounts for stock based compensation in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation." The provisions of SFAS No. 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in APB Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25") but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its stock option incentive plans.

The Company has issued its common stock as repayment of operating advances. The Company measures the amount of stock-based compensation as of the earlier of (1) the date at which the advance is made as to the number of shares to be issued for the advance, or (2) the date at which the advance is due.

REVENUE RECOGNITION

The Company recognizes revenue when earned.

FOREIGN CURRENCY EXCHANGE AND TRANSLATION

The functional currency of the Company is the U.S. dollar. The Company also has a Canadian dollar bank account it uses for some operations. For reporting purposes, the financial statements are presented in U.S. dollars in accordance with SFAS No. 52, "Foreign Currency Translation." The balance sheet is translated into U.S. dollars at the exchange rates prevailing at the balance sheet date and the statement of operations and cash flows at the average rates for the relevant periods. The Company does not use foreign exchange contracts, interest rate foreign currency exchange and translation swaps, or option contracts. Foreign currency transaction gains and losses, for the years ended December 31, 2001 and 2000, and the period from January 26, 1998 (inception) to December 31, 2001 were $(134), $55, and $(747), respectively and are included in other income (expense).

NEW ACCOUNTING PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"). SAB 101 provides guidance on applying accounting principles generally accepted in the United States of America to revenue recognition in financial statements and is effective in the Company's fourth quarter of 2000. The implementation of SAB 101 did not have an impact on the Company's operating results.

                              Rimpac Resources Ltd.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                December 31, 2001



In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS 141, BUSINESS COMBINATIONS, and SFAS 142, GOODWILL AND INTANGIBLE ASSETS. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for the year beginning January 1, 2002; however certain provisions of that Statement apply to goodwill and other intangible assets acquired between July 1, 2001, and the effective date of SFAS 142. The Company does not believe the adoption of these standards will have a material impact on the Company's financial statements.

In July 2001, the FASB issued SFAS No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company is evaluating the impact of the adoption of this standard and has not yet determined the effect of adoption on its financial position and results of operations.

In August 2001, the FASB issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. The provisions of the statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company is evaluating the impact of the adoption of this standard and has not yet determined the effect of adoption on its financial position and results of operations.

NOTE 2. GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has a working capital and shareholders' deficiency of $46,886 and an accumulated deficit of $79,598 as of December 31, 2001. The Company has generated recurring losses, aggregating $22,836 and $24,241 in 2001 and 2000, respectively.

As discussed in Note 6, the Company recently entered into a share exchange agreement with Internet LOTO, Inc., a California Corporation, and hopes to successfully begin operations as a result of the recent business combination.

The Company's ability to continue as a going concern is contingent upon its ability to secure financing, increase ownership equity and attain profitable operations. In addition, the Company's ability to continue as a going concern must be considered in light of the problems, expenses and

                              Rimpac Resources Ltd.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                December 31, 2001




complications frequently encountered by entrance into established markets and the competitive environment in which the Company operates.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE 3. STOCKHOLDERS' (DEFICIENCY)

On March 22, 1998, the sole officer and director ("the officer") of the Company assigned his rights and interests in mineral property to the Company in exchange for 500,000 shares of $0.001 par value common stock at a value of $0.0025 per share or $1,250.

During July 1998, the Company issued 6,000,000 shares of its $0.001 par value common stock to various investors at $0.0025 per share for cash of $15,000. Issuance costs were $3,538.

During July 1998, a shareholder of the Company advanced $5,000 for a legal retainer. The Company reimbursed the shareholder through the issuance of 2,000,000 shares of common stock at $.0025 per share, the estimated Fair Market Value of the common stock at the date of issuance.

Additionally, during July 1998, 50,000 shares of $0.001 par value common stock were issued at $0.30 per share for cash of $15,000.

NOTE 4. RELATED PARTY TRANSACTIONS

A former officer of the Company provided consulting services in the amount of $5,919 to the Company during the period January 26, 1998 (inception) to December 31, 1998.

On August 11, 1999 the Company paid $2,000 for consulting services provided by a company controlled by a director of the Company.

On December 12, 2001, the Company issued a $10,000 note payable, which accrues at an interest at a rate of 10% per year, to a related party. The note and interest is due on May 12, 2002.

From inception through December 31, 2001, the Company had received $27,107 of operating advances from related parties, $5,000 of which was repaid in the form of an issuance of 2,000,000 shares of common stock at $0.0025 per share.

NOTE 5. INCOME TAXES

The Company has no income tax expense or benefit for all periods presented as the Company has incurred net operating losses since inception and has recognized valuation allowances for all deferred tax assets.

                              Rimpac Resources Ltd.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                December 31, 2001



Reconciliation of the Federal statutory income tax rate of 34% to the effective rate is as follows:

    Federal statutory income tax rate                     34.00 %
    State taxes, net of federal benefit                    4.95 %
        Valuation allowance                              (38.95)%
                                                         --------
                                                            -   %
                                                         ========

The tax effects of temporary differences and net operating losses that give rise to significant portions of deferred tax assets and liabilities consisted of the following:

    Deferred tax assets (liabilities)
      Net operating loss carryforward                     $22,836

    Less valuation allowance                              (22,836)
                                                         ---------

    Net deferred tax                                      $     -
                                                         =========

At December 31, 2001, the Company has a Federal income tax net operating loss carryforward of approximately $79,000, which expires beginning in 2018.

NOTE 6. SUBSEQUENT EVENTS

Effective February 1, 2002, the Company entered into a share exchange agreement with Internet LOTO, Inc., a California Corporation. Internet LOTO will exchange 100% of its stock in exchange for 57.25% of the Common Stock of the Company. Internet LOTO shareholders will own 11,450,000 shares of Rimpac Common Stock and Internet LOTO will be a 100% owned subsidiary. Because the merger resulted in a change of control of the Company, the merger will be accounted for as a recapitalization of Internet LOTO and a sale of 11,450,000 shares in exchange for the net assets of the Company.

                          INDEPENDENT AUDITOR'S REPORT


Board of Directors and Stockholders
Internet LOTO, Inc.


We have audited the accompanying balance sheet of Internet LOTO, Inc., (A development stage company) as of December 31, 2001, and the related statement of operations, stockholders' equity (deficit), and cash flows from inception, September 19, 2001 through December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Internet LOTO, Inc. as of December 31, 2001, and the results of its operations and its cash flows from September 19, 2001, date of inception, through December 31, 2001 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note G to the financial statements, the Company has suffered losses from operations and has a net working capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note G. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Siegel Smith LLP

Siegel Smith LLP
Solana Beach, California

April 10, 2002

                              INTERNET LOTO, INC.
                         (A DEVELOPMENT STATE COMPANY)
                                 BALANCE SHEET
                                  DECEMBER 31



                                     ASSETS

                                                               2001
                                                          --------------
     CURRENT ASSETS
        Cash                                              $      1,000
        ----------------------------------------------------------------
          TOTAL CURRENT ASSETS                                   1,000

     FIXED ASSETS
        Computers                                                9,284
        Internet software                                      185,000
        ----------------------------------------------------------------
          TOTAL PROPERTY AND EQUIPMENT                         194,284

     OTHER ASSETS
        Work in progress                                       200,000
         ---------------------------------------------------------------
          TOTAL OTHER ASSETS                                   200,000

         ---------------------------------------------------------------
            TOTAL ASSETS                                  $    395,284
         ===============================================================

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

     CURRENT LIABILITIES
         Note payable                                     $      1,000
         Accounts payable                                      445,772
         Accrued liabilities                                    11,300
         ---------------------------------------------------------------
            TOTAL CURRENT LIABILITIES                          458,072


     LONG TERM LIABILITIES

     STOCKHOLDERS' EQUITY (DEFICIT)
         Common stock                                             -
         Accumulated deficit during development stage          (62,788)
         ---------------------------------------------------------------
            Total stockholders' equity (deficit)               (62,788)

         ---------------------------------------------------------------
            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $    395,284
         ===============================================================



               See the Accompanying Notes to Financial Statements

                              INTERNET LOTO, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF OPERATIONS
  FOR THE PERIOD FROM INCEPTION, SEPTEMBER 19, 2001 THROUGH DECEMBER 31, 2001


                                                       From Inception
                                                     September 19, 2001
                                                           Through
                                                      December 31, 2001
========================================================================
REVENUES                                              $

RESEARCH AND DEVELOPMENT

ADMINISTRATIVE AND SELLING EXPENSES
   Salaries                                                   40,000
   General and administrative expenses                        19,432
   Office occupancy                                            1,139
   Promotions and advertising                                    400
   Travel and entertainment                                    1,017
   ------------------------------------------------------------------
     TOTAL ADMINISTRATIVE EXPENSE                             61,988

   ------------------------------------------------------------------
     NET LOSS FROM OPERATIONS                                (61,988)

INCOME TAXES                                                     800

    -----------------------------------------------------------------
     NET LOSS                                         $      (62,788)
    =================================================================


     Weighted Average Shares                               1,442,308
     Loss per share                                         (0.04)


               See the Accompanying Notes to Financial Statements

                              INTERNET LOTO, INC.
                         (A DEVELOPMENT STAGE COMPANY)
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
          FROM INCEPTION, SEPTEMBER 30, 2001 THROUGH DECEMBER 31, 2001

==================================================================================================================
                                                                 Common Stock          Accumulated
        Date               Description                      Shares         Dollars        Deficit          Total
------------------------------------------------------------------------------------------------------------------

September 19, 2001    Beginning                                -               -              -               -
                        balance

 October  18, 2001    Founders shares                      2,000,000    $      -                       $      -

 December 31, 2001    Net loss                                                        $    (62,788)    $  (62,788)

------------------------------------------------------------------------------------------------------------------
 Balance November 30, 2001                                 2,000,000    $      -      $    (62,788)    $  (62,788)
==================================================================================================================







                 See Accompanying Notes to Financial Statements

                              INTERNET LOTO, INC.
                         (A DEVELOPMENT STATE COMPANY)
                            STATEMENTS OF CASH FLOWS
          FROM INCEPTION, SEPTEMBER 19, 2001 THROUGH DECEMBER 31, 2001

                                                                           From Inception
                                                                         September 19, 2001
                                                                               Through
                                                                          December 31, 2001
                                                                         ------------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net Loss                                                             $         (62,788)

   Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation
      Stock for services
      Changes in:
      Accrued liabilities                                                          11,300
      Accounts payable                                                             60,772
--------------------------------------------------------------------------------------------
Net Cash Provided (Used) in Operating Activities                                    9,284

CASH FLOWS FROM INVESTING ACTIVITIES
      Acquisition of equipment                                                     (9,284)

--------------------------------------------------------------------------------------------
Net Cash Provided (Used) by Investing Activities                                   (9,284)

CASH FLOWS FROM FINANCING ACTIVITIES
      Notes payable                                                                 1,000

--------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                                           1,000

      NET INCREASE IN CASH                                                          1,000

   Cash, beginning of the year                                                          0

--------------------------------------------------------------------------------------------
   Cash, December  31                                                   $           1,000
============================================================================================

SUPPLEMENTAL NON CASH INVESTING AND FINANCING ACTIVITIES:
   Computer software and work in progress acquied with account payable  $         385,000

SUPPLEMENTAL INFORMATION:
      Interest paid                                                     $               0
      Taxes paid                                                        $               0


               See the Accompanying Notes to Financial Statements

                               INTERNET LOTO, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   DECEMBER 31


NOTE A -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION
Internet LOTO, Inc. (the "Company") was incorporated in the State of California on September 19, 2001. The Company is developing a web site "www.internetloto.com", incorporating a global lottery. International players will have the potential to win cash and will be able to watch weekly lotto games put on by various foreign governments. Guests may enter any weekly jackpot by purchasing a $1.00 (US) entry and selecting their lucky numbers or allowing the computer to select numbers for them. All transactions will be secured through an established online credit card transaction company.

DEVELOPMENT STAGE OPERATIONS
Since inception, September 19, 2001, the Company has devoted significantly all of its efforts to development of a web site, obtaining capital resources and obtaining lottery licenses. Therefore, the Company is considered a development stage company as described in SFAS No. 7.

USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

BASIC AND DILUTED NET LOSS PER SHARE
Net loss per share is calculated in accordance with SFAS128, EARNINGS PER SHARE for the period presented. Basic net loss is based upon the weighted average number of common shares outstanding. The Company has operated at a loss during the development stage and as of December 31, 2001 only the Basic Per Share information is reported.

COMPREHENSIVE INCOME
The Company has adopted SFAS 130, REPORTING COMPREHENSIVE INCOME, which establishes standards for reporting comprehensive loss and its components in the financial statements. To date, the Company's comprehensive loss equals its net loss.

CASH AND CASH EQUIVALENTS
Cash equivalents include cash on hand and in banks.

ACCOUNTING METHOD
The Company uses the accrual method of accounting, which recognizes income as it is earned and expenses as they are incurred.

EQUIPMENT AND DEPRECIATION
Property and equipment are carried at historical cost. The Company is currently developing the initial web site through a related party, (Note E). Since the web site is not fully operational at this point in time the Company has not began depreciation of the web site. Once fully operational the Company anticipates depreciating the site over a five-year period. The Company will use the modified accelerated cost recovery method for income tax purposes. In December 2001 the Company purchased four laptop computers from a related party (Note E), Hi-Tek.com, but the systems were not implemented until January 2002. Therefore, no depreciation has been recorded, but the Company will use the modified accelerated cost recovery method for income tax purposes.

                               INTERNET LOTO, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   DECEMBER 31


WORK IN PROGRESS
As part of the overall service contract with Hi-Tek.com, Inc., (Note E), the service contract allocates $200,000 towards a trademark and other marketing associated costs. These services have not been provided as of December 31, 2001. Therefore, this amount has been recorded as prepayments. Since the timing of these services, including receipt of a trademark, is unknown the prepayments are recorded as a long-term asset.


INCOME TAXES
Income taxes are calculated using the liability method specified by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Deferred income taxes reflect the net tax effects of temporary differences between the financial statement carrying amounts and tax rates in effect in the years in which the differences are expected to reverse.

ACCOUNTING FOR STOCK-BASED COMPENSATION
Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (SFAS No. 123) prescribes a fair value method of accounting for stock based compensation plans and for transactions in which stock options or other equity instruments are exchanged for goods or services. The Company adopted this accounting standard at inception. Accordingly, the fair value of the equity instruments issued is used to account for the payment of services rendered. Also, in accordance with SFAS No. 123, the Company has footnote disclosure with respect to stock-based non-employee compensation. The cost of stock based compensation is measured at the grant date on the value of the award and recognizes this cost over the service period. The value of the stock-based award is determined using a pricing model whereby compensation cost is the excess of the fair market valued of the stock as determined by the model at grant date or other measurement date over the amount an employee must pay to acquire the stock.

NEW ACCOUNTING PRONOUNCEMENTS
In December 1999, the Staff of the Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 101, REVENUE RECOGNITION, to provide guidance on the recognition, presentation and disclosure of revenues in financial statements. In June 2000, the SEC staff amended SAB 101to provide registrants with additional time to implement SAB 101. The Company will be required to adopt SAB 101 by the fourth quarter of fiscal 2001. Upon commencement of operations, the Company intends to adopt the revenue recognition practices to conform to SAB 101. Furthermore, the Company does not expect the adoption of SAB 101 to have a material effect on its financial position or results of operation.

In June 2001, the SFAS adopted Standard No.142, GOODWILL AND OTHER INTANGIBLE ASSETS, the Board concluded that intangible assets that are being amortized should continued to be reviewed for impairment in accordance with FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. Management has implemented this Standard, but found no impairment of their assets, as of December 31, 2001.


NOTE B - NOTES PAYABLE

The Company has obtained from one shareholder an initial amount of $1,000 used to open the bank account. The note is an unsecured demand note and the shareholder has waved interest on the note until paid. The Company intends to repay the note with investments from future shareholders, (Note E).

                               INTERNET LOTO, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   DECEMBER 31


NOTE C - INCOME TAXES

Income tax expense of $800 represents the minimum California franchise tax for the fiscal year- ended March 31, 2002. Currently the Company does not have any deferred income tax since it has not completed its first fiscal year of operations.


NOTE D - COMMON STOCK

The Company has authorized 4,000,000 shares of no par value common stock. On December 31, 2001 there were 2,000,000 shares issued and outstanding. Subsequent to December 31, 2001 the Company amended its articles of incorporation to increase the number of shares authorized to 8,000,000 (Note F).


NOTE E - RELATED PARTY TRANSACTIONS

The Company had entered into a service contract agreement ("agreement") with Hi-Tek.com, Inc., ("Hi-Tek"), to develop the Company name and identity, design graphics and a logo, design the web site including content development, flash animation as well as host and maintain the web site. Additional provisions are also included in the agreement relating to the business plan and gaming and lottery research and analysis. The total amount for Phase I of the agreement is $385,000. Additionally, Hi-Tek has provided the funding for all the Company's expenses incurred through December 31, 2001. These expenses include salaries of $40,000 to a total of four individuals; the amounts for rent; legal and professional expenses; as well as the other administrative expenses incurred and paid through December 31, 2001. Hi-Tek is owned and operated by the two shareholders that own 100% of the Company's outstanding stock as of December 31, 2001. The two shareholders are also officers of the Company. The total amount owed to Hi-Tek as of December 31, 2001 was $445,772.

The Company has obtained from one shareholder an initial amount of $1,000 used to open the bank account. The note is an unsecured demand note and the shareholder has waved interest on the note until paid. The Company intends to repay the note with investments from future shareholders, (Note B).

The two shareholders of the Company have assigned, to the Company, a Joint Venture/Consulting Agreement between the shareholders and Amoeba Corp., ("Amoeba" a Nassau, New Providence, Bahamas Corporation), (See Note F regarding terms of the agreement.) The assignment of the Joint Venture/Consulting Agreement to the Company was determined not to have a value other than the founders shares issued to the shareholders at no value.


NOTE F - SUBSEQUENT EVENTS

The Company has amended its articles of incorporation to increase the authorized shares of common stock to 8,000,000.

The Company has acquired a contract with Amoeba to provide various services to the Company. The services include, but are not limited to, a business plan, mergers and acquisitions, strategic alliances, technical global strategies regarding governmental interfaces and compliance with international standards and research advice. In exchange for these services the Company issued to Amoeba, in February 2002, 8,587,500 shares of common stock of Rimpac Resources Ltd., (see following paragraph). The contract, dated February 2, 2001, was originally between Amoeba and the two shareholders of the Company at December 31, 2001 (Note E).

                               INTERNET LOTO, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   DECEMBER 31



The Company, effective February 1, 2002, completed an arrangement with Rimpac Resources Ltd.(OTCBB: trading symbol rimp), whereby the shareholders of Internet LOTO exchanged all of their common shares for 11,450,000 shares of Rimpac Resources Ltd. The exchange was accounted for as a reverse acquisition since Internet LOTO shareholders received 57.3% of the 20 million shares outstanding after completion of the exchange.


NOTE G - GOING CONCERN

At December 31, 2001 the Company had a significant working capital deficit. Additionally, the Company has negative stockholders' equity during their development stage. These factors raise doubt about the Company continuing as a going concern.

Management continues to seek capital via the sale of convertible debentures. The Company is also discussing financing alternatives with various investment groups. There can be no assurance that the Company will be successful in its efforts to raise adequate capital. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                    HEAD NOTE
                        PRO FORMA FINANCIAL PRESENTATION

On February 1, 2002 Rimpac Resources Ltd. ("Rimpac" the "Company") (a development stage company) completed its acquisition of the privately-held California Corporation Internet LOTO, Inc. (a development stage company). The acquisition was completed by Rimpac issuing, 11,450,000 shares of its common stock to the shareholders of Internet LOTO. After the issuance of the shares of stock there are 20,000,000 shares issued and outstanding. The former shareholders of Internet LOTO control 57.25% of the outstanding shares. As part of the agreement the officers and directors of Rimpac immediately resigned and Mr. Thomas M. Johnson, (an officer and director of Internet LOTO), was appointed as the sole officer and director of the Company.

The following pro forma balance sheet, as of December 31, 2001, and pro forma statement of operations for the year ended December 31, 2001 for Rimpac, and from September 19, 2001, (inception) through December 31, 2001 for Internet LOTO.are provided. These pro forma financial statements have been prepared based upon the audited historical financial statements of each Company. These pro forma financial statements do not reflect any adjustments do to the fact that there is no assurance that any adjustments are justified. These pro forma financial statements should be read in conjunction with the audited financial statements of each Company including the disclosures associated with each. The pro forma financial information presented is not necessarily indicative of that which would have been attained had the transaction occurred at an earlier date.

               INTERNET LOTO, INC. (A DEVELOPMENT STAGE COMPANY)
               RIMPAC RESOURCES LTD. (A DEVELOPMENT STAGE COMPANY
                             PROFORMA BALANCE SHEET
                               DECEMBER 31, 2001




                                     ASSETS

                                                         Internet          Rimpac                          Proforma
                                                          LOTO           Resources        Adjustments    Consolidated
                                                     --------------    --------------     -----------  ----------------

CURRENT ASSETS
   Cash                                              $       1,000     $           3                   $         1,003
   -----------------------------------------------------------------------------------------------------------------
     TOTAL CURRENT ASSETS                                    1,000                 3                             1,003

FIXED ASSETS
   Computers                                                 9,284                                               9,284
   Internet software                                       185,000                                             185,000
   --------------------------------------------------------------------------------------------------------------------
     TOTAL PROPERTY AND EQUIPMENT                          194,284                                             194,284

OTHER ASSETS
   Work in progress                                        200,000                                             200,000
   --------------------------------------------------------------------------------------------------------------------
     TOTAL OTHER ASSETS                                    200,000                                             200,000

   --------------------------------------------------------------------------------------------------------------------
              TOTAL ASSETS                           $     395,284     $           3                   $       395,287
   ====================================================================================================================

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES
   Note payable - related parties                    $       1,000     $      10,000                   $        11,000
   Accounts payable                                                           14,782                            14,782
   Operating Advances - related parties                                       22,107                            22,107
   Accounts payable - related parties                      445,772                                             445,772
   Accrued liabilities                                      11,300                                              11,300
   --------------------------------------------------------------------------------------------------------------------
     TOTAL CURRENT LIABILITIES                             458,072            46,889                           504,961

LONG TERM LIABILITIES

STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock                                                               -
   Common stock                                                -               8,550                             8,550
   Additional paid in capital                                                 24,162                            24,162
   Accumulated deficit during development stage            (62,788)          (79,598)                         (142,386)
   --------------------------------------------------------------------------------------------------------------------
     Total stockholders' equity (deficit)                  (62,788)          (46,886)                         (109,674)

   --------------------------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $     395,284     $           3                   $       395,287
  =====================================================================================================================


               See the Accompanying Notes to Financial Statements

                              INTERNET LOTO, INC.
                             RIMPAC RESOURCES LTD.
                       (BOTH DEVELOPMENT STAGE COMPANIES)
                        PROFORMA STATEMENT OF OPERATIONS
             FOR THE PERIOD SEPTEMBER 19, 2001 (INCEPTION) THROUGH
             DECEMBER 31, 2001 AND THE YEAR ENDED DECEMBER 31, 2001




                                                 Internet LOTO              Rimpac
                                                  From Inception            For the
                                                September 19, 2001        Year Ended
                                                      Through             December 31,                        Proforma
                                                 December 31, 2001            2001       Adjustments          Combined
-----------------------------------------------------------------------------------------------------------------------

REVENUES                                         $                        $                                $

RESEARCH AND DEVELOPMENT

ADMINISTRATIVE AND SELLING EXPENSES
   Salaries                                              40,000                 22,702                          62,702
   General and administrative expenses                   19,432                                                 19,432
   Office occupancy                                       1,139                                                  1,139
   Promotions and advertising                               400                                                    400
   Travel and entertainment                               1,017                                                  1,017
   --------------------------------------------------------------------------------------------------------------------
      TOTAL ADMINISTRATIVE EXPENSE                       61,988                 22,702                          84,690

   --------------------------------------------------------------------------------------------------------------------
      NET LOSS FROM OPERATIONS                          (61,988)               (22,702)                        (84,690)

OTHER INCOME (EXPENSE)
   Foreign currency transactions gain (loss)                                      (134)                           (134)

INCOME TAXES                                                800
   --------------------------------------------------------------------------------------------------------------------
      NET LOSS                                   $      (62,788)          $    (22,836)                     $  (84,824)
   ====================================================================================================================

   Weighted Average Shares
   Loss per share



              See the Accompanying Notes to Financial Statements.

                              INTERNET LOTO, INC.
                             RIMPAC RESOURCES LTD.
                       (BOTH DEVELOPMENT STAGE COMPANIES)
                            STATEMENTS OF CASH FLOWS
             FOR THE PERIOD SEPTEMBER 19, 2001 (INCEPTION) THROUGH
             DECEMBER 31, 2001 AND THE YEAR ENDED DECEMBER 31, 2001




                                                                 Internet LOTO            Rimpac
                                                                From Inception
                                                              September 19, 2001
                                                                   Through               Year Ended          Proforma
                                                              December 31, 2001       December 31, 2001      Combined
                                                              ----------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net Loss                                                   $       (62,788)        $       (22,836)      $   (85,624)

   Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation
      Stock for services
      Changes in:
      Accrued liabilities                                              11,300                                    11,300
      Accounts payable                                                 60,772                  12,841            73,613
------------------------------------------------------------------------------------------------------------------------
Net Cash Provided (Used) in Operating Activities                        9,284                  (9,995)             (711)

CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition of equipment                                            (9,284)                                   (9,284)

------------------------------------------------------------------------------------------------------------------------
Net Cash Provided (Used) by Investing Activities                       (9,284)                      0            (9,284)

CASH FLOWS FROM FINANCING ACTIVITIES
   Notes payable                                                        1,000                  10,000            11,000
   Repayment of bank overdraft                                                                     (2)               (2)
------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                               1,000                   9,998            10,998

       NET INCREASE IN CASH                                             1,000                       3             1,003

   Cash, beginning of the year                                              0                       0

------------------------------------------------------------------------------------------------------------------------
   Cash, December  31                                         $         1,000         $             3       $     1,003
========================================================================================================================

SUPPLEMENTAL NON CASH INVESTING AND FINANCING ACTIVITIES:
   Computer software and work in progress acquied             $       385,000

SUPPLEMENTAL INFORMATION:
      Interest paid                                           $             0         $             0       $         0
      Taxes paid                                              $             0         $             0       $         0


               See the Accompanying Notes to Financial Statements

                              INTERNET LOTO, INC.
                         (A DEVELOPMENT STAGE COMPANY)
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
          FROM INCEPTION, SEPTEMBER 30, 2001 THROUGH DECEMBER 31, 2001



=========================================================================================================

                                                          Common Stock         Accumulated
       Date                Description                 Shares     Dollars         Deficit          Total
---------------------------------------------------------------------------------------------------------

 September 19, 2001         Beginning                     -          -               -               -
                             balance

 October  18, 2001        Founders shares            2,000,000   $   -                          $    -


 December 31, 2001           Net loss                                          $ (62,788)       $(62,788)

---------------------------------------------------------------------------------------------------------
 Balance November 30, 2001                           2,000,000   $   -         $ (62,788)       $(62,788)
=========================================================================================================


                 See Accompanying Notes to Financial Statements