Form 10QSB
period 2002-03-31
RIMPAC RESOURCES LTD/NM
filed 2002-05-20
CIK 1060080

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[X]            QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                              EXCHANGE ACT OF 1934

         For the quarterly period ended: March 31, 2002

[ ]            TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                                  EXCHANGE ACT

         For the transition period from ______________ to _______________

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

                                 (866) 568-6266
                           (Issuer's telephone number)

 1765 DUCHESS AVENUE, SUITE M2, WEST VANCOUVER, BRITISH COLUMBIA V7V 1P8 CANADA
         (Former name, former address and former fiscal year, if changed since last report)

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:

           20,000,000 SHARES OF COMMON STOCK, $0.001 PAR VALUE, AS OF
                                 MARCH 31, 2002

 Transitional Small Business Disclosure Format (check one);  Yes       No   X
                                                                 -----    -----

Exhibit index on page 9                                       Page 1 of 10 pages

                              RIMPAC RESOURCES LTD.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET



                                     ASSETS
                                                                             (Unaudited)
                                                                               March 31               December 31
                                                                                 2002                    2001
                                                                           -----------------       ----------------

 CURRENT ASSETS
        Cash                                                               $           107         $         1,003
        -----------------------------------------------------------------------------------------------------------
           TOTAL CURRENT ASSETS                                                        107                    1,003

 FIXED ASSETS
        Computers                                                                   10,751                    9,284
        Internet software                                                          215,850                  185,000
        ------------------------------------------------------------------------------------------------------------
          TOTAL PROPERTY AND EQUIPMENT                                             226,601                  194,284

 OTHER ASSETS
        Work in progress                                                           200,000                  200,000
        ------------------------------------------------------------------------------------------------------------
          TOTAL OTHER ASSETS                                                       200,000                  200,000


        ------------------------------------------------------------------------------------------------------------
             TOTAL ASSETS                                                  $       426,708                  395,287
        ============================================================================================================

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

 CURRENT LIABILITIES
        Note payable-related party                                         $        11,903                   11,000
        Accounts payable-related party                                             445,772                  445,772
        Accounts payable                                                            52,536                   14,782
        Operating advances-related party                                           307,373                   22,107
        Accrued liabilities                                                         13,400                   11,300
        ------------------------------------------------------------------------------------------------------------
          TOTAL CURRENT LIABILITIES                                                830,984                  504,961

 LONG TERM LIABILITIES

 STOCKHOLDERS' EQUITY (DEFICIT)
        Common stock                                                                20,000                    8,550
        Additional paid in capital                                                  12,711                   24,162
        Accumulated deficit during development stage                              (436,987)                (142,386)
        ------------------------------------------------------------------------------------------------------------
          Total stockholders' equity (deficit)                                    (404,275)                (109,674)

        ------------------------------------------------------------------------------------------------------------
           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $       426,708                  395,287
        ============================================================================================================


               SEE THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                              RIMPAC RESOURCES LTD.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                                                          From Inception
                                                                       First              September 19,
                                                                   Quarter Ended           2001 Through
                                                                  March 31, 2002          March 31, 2002
        ------------------------------------------------------------------------------------------------
     REVENUES                                                     $                      $

     COSTS AND EXPENSES
        General and administrative expenses                             293,801                 433,390
        ------------------------------------------------------------------------------------------------
           TOTAL ADMINISTRATIVE EXPENSE                                 293,801                 433,390

        ------------------------------------------------------------------------------------------------
             NET LOSS FROM OPERATIONS                                  (293,801)               (433,390)

     OTHER INCOME (EXPENSES)
        Foreign currency transactions gain (loss)                                                  (747)
        (Loss) on mineral claim                                                                  (1,250)
        ------------------------------------------------------------------------------------------------
             TOTAL OTHER INCOME (EXPENSES)                                                       (1,997)

     INCOME TAXES                                                           800                   1,600

        ------------------------------------------------------------------------------------------------
             NET LOSS                                             $    (294,601)         $     (436,987)
        ================================================================================================


        Weighted Average Shares                                      20,000,000               8,435,857
        Loss per share                                                    (0.02)                  (0.05)


               SEE THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                              RIMPAC RESOURCES LTD.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                  From Inception
                                                                         First Quarter             September 19,
                                                                             Ended                 2001 Through
                                                                        March 31, 2002            March 31, 2002
                                                                       ----------------          ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net Loss                                                           $      (294,601)          $      (436,987)

    Adjustments to reconcile net income to net cash
    provided by operating activities:
       Depreciation
       Stock for services
       Changes in:
       Accrued liabilities                                                       2,100                    13,400
       Accounts payable-related party                                                                    445,772
       Accounts payable                                                         37,753                    52,535
-----------------------------------------------------------------------------------------------------------------
Net Cash Provided (Used) in Operating Activities                              (254,748)                   74,720

CASH FLOWS FROM INVESTING ACTIVITIES
       Acquisition of equipment                                                 (1,467)                  (10,751)
       Internet software                                                       (30,850)                 (215,850)
       Work in progress                                                                                 (200,000)

-----------------------------------------------------------------------------------------------------------------
Net Cash Provided (Used) by Investing Activities                               (32,317)                 (426,601)

CASH FLOWS FROM FINANCING ACTIVITIES
       Sale of stock                                                                                      32,712
       Notes payable                                                               903                    11,903
       Operating advances related parties                                      285,266                   307,373

-----------------------------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                                      286,169                   351,988

       NET INCREASE IN CASH                                                       (896)                      107

    Cash, beginning of the year                                                  1,003                         0

-----------------------------------------------------------------------------------------------------------------
    Cash, March 31                                                     $           107           $           107
=================================================================================================================

SUPPLEMENTAL NON CASH INVESTING AND FINANCING ACTIVITIES:


SUPPLEMENTAL INFORMATION:
       Interest paid                                                                 $                         0
       Taxes paid                                                                    $                         0




               SEE THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                              RIMPAC RESOURCES LTD.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS OF PREPARATION

The unaudited consolidated financial statements of Rimpac Resources Ltd. (the "Company") include the financial statements and its wholly owned subsidiary Internet Loto, Inc. The consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and note disclosures required by generally accepted accounting principles. However, management has included all adjustments necessary in order to make the financial statements not misleading, in the opinion of management. These statements should be read in conjunction with the financial statements and notes thereto included in our last audited financial statements. These audited statements are contained in our Form 10-K for the year ended June 30, 2001.


2.       CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.


3.       FIXED ASSETS

The Company has paid $215,850 for the development of an initial web site through a related party. Since the web site is not fully operational at this point in time the Company has not began depreciation of the web site. Once fully operational the Company anticipates depreciating the site over a five-year period.

WORK IN PROGRESS - As part of the overall service contract with Hi-Tek Multimedia, Inc. the services contract allocates $200,000 towards a trademark and other marketing associated costs. These services have not been provided as of March 31, 2002. Therefore, this amount has been recorded as prepayments. Since the timing of these services, including the receipt of a trademark is unknown, the prepayments are recorded as a long-term asset.


4.       COMMON STOCK

The Company has authorized 50,000,000 of $0.001 par common stock. As of March 31, 2002, 20,000,000 shares were issued and outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

         References to the "Company," "us," "our," and "we" means Rimpac Resources and its wholly-owned subsidiary, Internet LOTO.

RESULTS OF OPERATIONS

         Since Internet LOTO was incorporated on September 19, 2001, there is no comparable period information presented.

         We incurred a net loss of $294,601 for the quarter ended March 31, 2002, and a net loss of $436,987 for the period from inception to March 31, 2002. We have not yet generated any revenues as are still considered to be in the development stage. We expect to continue to incur operating losses over at least the next nine months as we continue to develop our business plan through the activities of our wholly owned subsidiary, Internet LOTO, Inc. We have been financing our cash flow needs through the sale of a convertible debenture and related party loans, and no assurance can be given that we will be able to continue. In order to achieve revenues and profitability, we will have to raise the capital required by the business plan of operation, and no assurance can be given that we will be able to accomplish this goal or, even if we do, that we will operate profitably in the future.

         Our results of operations for the three months ended March 31, 2002 and for the period from inception through March 31, 2002, are reflective of an operation in its development stage. Management has focused our available resources on the development of the web site and the lottery gaming engine that supports the Internet LOTO business plan. Phase I of the development has been successfully started, with the launch of the website (www.InternetLOTO.com) and the completion of the initial module of the lottery engine, but the completion will depend on the availability of investment capital. Upon successful completion of the marketing and licensing portion of Phase I, Internet LOTO will be capable of commencing operations and the generation of revenue. Management has financed the growth of Internet LOTO to date through loans from management and the debt from its major vendor and affiliate, HI-TEK Multimedia, Inc. Internet LOTO retained HI-TEK to design, program, produce and implement the following:

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

         Management proposes to launch our Internet lottery web portal in strategic phases. Phase I will begin with ticket sales for European lotteries, Phase II in Asia, and Phase III in Latin America. Phase IV may be launched in North America if regulations permit. The launching dates will be determined by economic conditions, licensing opportunities, and other factors such as technology and security acceptance.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2002, we had a working capital deficiency of $764,155, as compared to a deficiency of $457,072 at December 31, 2001. Of the $830,984 in current liabilities at March 31, 2002, $765,048 was owed to related parties. HI-TEK has provided the funding for all of Internet LOTO's expenses incurred through March 31, 2002. At March 31, 2002, Internet LOTO owed $725,067 to
HI-TEK, which included $385,000 for work to be performed under a service contract.

         Our operations used cash of $254,748 for the quarter ended March 31, 2002, and $32,317 was used for the acquisition of Internet software and equipment. These uses were offset by $286,169 provided by related parties.

PLAN OF OPERATION

         We have a development strategy for the implementation of Phase I of the plan, but it will require $2,000,000 to complete. To accomplish this goal, we are currently offering convertible debentures in reliance upon the private placement exemption contained in Rule 506 under the Securities Act of 1933.

         The debentures will accrue interest at the rate of 10% per annum. We will pay the principal and any accrued interest due to the registered holders of the debentures upon maturity, which is one year from the date of issuance. Holders of the debentures are entitled, at any time after the date of issuance, by written notice to us, to elect to convert their debentures into our common stock at a conversion price equal to one share of common stock for each $1.50 of the principal amount of their debenture converted. Any unpaid interest, which has been accrued or is accruing from the date of issuance to the date of conversion will be waived and forgiven by the holder.

         We have historically financed our operations through working capital provided by related party loans and the private placement of equity and debt securities. Our ability to continue our operations is currently dependent on financing from external sources. There can be no assurances that additional capital will be available on terms favorable to us or at all, or that we will be able to generate sufficient cash flow in order to sustain operations. To the extemt that additional capital is raised through the sale of additional equity or debt securities, the issuance of such securities could result in additional dilution to our stockholders. In the event that we experience the need for additional capital, and are not able to generate capital from financing sources or from future operations, management may be required to modify, suspend or discontinue our operations and business plan.

         Our accompanying financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As noted in our reviewed consolidated financial statements for the quarter ended March 31, 2002, we have incurred significant net losses. This factor, among others, raises substantial doubt as to our ability to obtain long-term debt or equity financing and achieve profitable operations. Our ability to continue as a going concern is dependent upon our ability to generate positive cash flows from operations. These financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue in existence. In the interim period, management is still seeking additional investment capital to support our business ventures and provide the capital considered necessary to support operations

FORWARD LOOKING STATEMENTS

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Not Applicable.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the quarter ended March 31, 2002, the registrant issued 11,450,000 shares of its common stock in exchange for all of the issued and outstanding shares of Internet LOTO, Inc. to that company's three shareholders. The issued were issued in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as the shareholders were deemed to be sophisticated with respect to an investment in the registrant's stock. No underwriters were used.

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

         Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         A) EXHIBITS


REGULATION                                                           SEQUENTIAL
S-B NUMBER                  EXHIBIT                                  PAGE NUMBER

  2.1       Share Exchange Agreement by and between Rimpac Resources
            Ltd. and the shareholders of Internet Loto, Inc. dated
            as of January 17, 2002 (1)                                   N/A

  3.1       Articles of Incorporation (2)                                N/A

  3.2       Bylaws (2)                                                   N/A

 10.1       Service Contract Agreement between HI-TEK Multimedia,
            Inc. and Internet LOTO, Inc. dated October 5, 2001 (3)       N/A

 10.2       Marketing & Production Services Retainer Agreement
            between HI-TEK Multimedia, Inc. and Internet LOTO, Inc.
            dated January 2, 2002 (3)                                    N/A

 10.3       Stock Options Agreement between Owen Bethel and Rimpac
            Resources Ltd. Dated March 27, 2002 (3)                      N/A

----------------------------

(1) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated February 1, 2002, file number 0-29481.

(2) Incorporated by reference to the exhibits to the registrant's registration statement on Form 10-SB, file number 0-29481.

(3) Incorporated by reference to the exhibits to the registrant's annual report on Form 10-KSB for the fiscal year ended December 31, 2001, file number 0-29481.

    B)  REPORTS ON FORM 8-K:

    On February 6, 2002, the registrant filed a Form 8-K disclosing, under Items 1, 2, and 5, the registrant's acquisition of Internet LOTO. Historical audited financial statements of Internet LOTO and pro forma financial statements were filed in an amendment to the Form 8-K on April 16, 2002.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  RIMPAC RESOURCES LTD.
                                  (Registrant)


Date: May 20, 2002                By:  /s/ THOMAS M. JOHNSON
                                     -------------------------------------------
                                      Thomas M. Johnson, President
                                      (Principal Financial and Accounting
                                      Officer)