Form 10KSB/A
period 2001-12-31
RIMPAC RESOURCES LTD/NM
filed 2002-06-20
CIK 1060080

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-KSB/A
                                AMENDMENT NO. 1


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

Transitional Small Business Disclosure Format (Check one):    Yes      ; No  X
                                                                 ------    -----

This amendment is being filed to file revised financial statements for Internet LOTO, Inc. and to file exhibit 10.4.



ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

--------------------------------------------------------------------------------
 REGULATION
 S-B NUMBER                              EXHIBIT
--------------------------------------------------------------------------------
    2.1 Share Exchange Agreement by and between Rimpac Resources Ltd. and the shareholders of Internet Loto, Inc. dated as of January 17, 2002 (1)
--------------------------------------------------------------------------------
    3.1       Articles of Incorporation, as amended (2)
--------------------------------------------------------------------------------
    3.2       Bylaws (2)
--------------------------------------------------------------------------------
   10.1 Service Contract Agreement between HI-TEK Multimedia, Inc. and Internet LOTO, Inc. dated October 5, 2001 (3)
--------------------------------------------------------------------------------
   10.2 Marketing & Production Services Retainer Agreement between HI-TEK Multimedia, Inc. and Internet LOTO, Inc. dated January 2, 2002 (3)
--------------------------------------------------------------------------------
   10.3 Stock Options Agreement between Owen Bethel and Rimpac Resources Ltd. Dated March 27, 2002 (3)
--------------------------------------------------------------------------------
   10.4 Joint Venture/Consulting Agreement between Amoeba Corporation and Internet LOTO dated February 2, 2001
--------------------------------------------------------------------------------
   21.1       Subsidiaries of the registrant (3)
--------------------------------------------------------------------------------


----------------------
(1) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated February 1, 2002, file number 0-29481.
(2) Incorporated by reference to the exhibits to the registrant's registration statement on Form 10-SB, file number 0-29481.

(3) Filed with the initial filing of the registrant's annual report on Form 10-KSB for the fiscal year ended December 31, 2001, file number 0-29481.


Reports on Form 8-K:  None.


                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      RIMPAC RESOURCES LTD.




Date:    June 19, 2002                By:  /s/ Thomas M. Johnson
       ------------------                ---------------------------------------
                                           Thomas M. Johnson, President

SIEGEL * SMITH LLP                                       FINANCIAL ADVISORS
Certified Public Accountants
                                                        400 S. Sierra Avenue
Member American Institute of                            Solana Beach, CA 92075
Certified Public Accountants                            Telephone 858.792.8606
                                                        Facsimile 858.792.8606


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

/s/ Siegel Smith LLP

Siegel Smith LLP
Solana Beach, California


April 10, 2002 except for Note F of which the date is June 19, 2002

                            INTERNET LOTO, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET
                                  DECEMBER 31



                                     ASSETS

                                                                       2001
                                                                  ==============
CURRENT ASSETS
    Cash                                                          $       1,000
    ----------------------------------------------------------------------------
      TOTAL CURRENT ASSETS                                                1,000

FIXED ASSETS
    Computers                                                             9,284
    Internet software                                                   185,000
    ----------------------------------------------------------------------------
      TOTAL PROPERTY AND EQUIPMENT                                      194,284


OTHER ASSETS
    Work in progress                                                    200,000
    ----------------------------------------------------------------------------
      TOTAL OTHER ASSETS                                                200,000


    ----------------------------------------------------------------------------
      TOTAL ASSETS                                                $     395,284
    ============================================================================

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES
    Note payable                                                  $       1,000
    Accounts payable                                                    445,772
    Accrued liabilities                                                  11,300
    ----------------------------------------------------------------------------
      TOTAL CURRENT LIABILITIES                                         458,072

LONG TERM LIABILITIES

STOCKHOLDERS' EQUITY (DEFICIT)
    Common stock                                                            -
    Accumulated deficit during development stage                        (62,788)
    ----------------------------------------------------------------------------
      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                              (62,788)

    ----------------------------------------------------------------------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $     395,284
    ============================================================================


               See the Accompanying Notes to Financial Statements

                              INTERNET LOTO, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF OPERATIONS
  FOR THE PERIOD FROM INCEPTION, SEPTEMBER 19, 2001 THROUGH DECEMBER 31, 2001



                                                                    From
                                                                  Inception
                                                              September 19, 2001
                                                                   Through
                                                              December 31, 2001
================================================================================
REVENUES                                                      $

RESEARCH AND DEVELOPMENT

ADMINISTRATIVE AND SELLING EXPENSES
   Salaries                                                          40,000
   General and administrative expenses                               19,432
   Office occupancy                                                   1,139
   Promotions and advertising                                           400
   Travel and entertainment                                           1,017
   -----------------------------------------------------------------------------
     TOTAL ADMINISTRATIVE EXPENSE                                    61,988

   -----------------------------------------------------------------------------
     NET LOSS FROM OPERATIONS                                       (61,988)

INCOME TAXES                                                            800

   -----------------------------------------------------------------------------
     NET LOSS                                                 $     (62,788)
================================================================================


Weighted Average Shares                                           1,442,308
Loss per share                                                     (0.04)


               See the Accompanying Notes to Financial Statements

                              INTERNET LOTO, INC.
                         (A DEVELOPMENT STAGE COMPANY)
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
          FROM INCEPTION, SEPETMBER 30, 2001 THROUGH DECEMBER 31, 2001



====================================================================================================================

                                                             Common Stock             Accumulated
      Date                Description                   Shares          Dollars         Deficit           Total
--------------------------------------------------------------------------------------------------------------------
September 19, 2001       Beginning                         -               -               -                -
                              balance

October  18, 2001        Founders shares              2,000,000      $     -                           $    -


December 31, 2001        Net loss                                                     $  (62,788)      $ (62,788)

--------------------------------------------------------------------------------------------------------------------
Balance November 30, 2001                             2,000,000      $     -          $  (62,788)      $ (62,788)
====================================================================================================================


                 See Accompanying Notes to Financial Statements

                              INTERNET LOTO, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
          FROM INCEPTION, SEPTEMBER 19, 2001 THROUGH DECEMBER 31, 2001


                                                                 From Inception
                                                              September 19, 2001
                                                                   Through
                                                              December 31, 2001
                                                              ==================
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Loss                                                   $         (62,788)

   Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation
      Stock for services
      Changes in:
      Accrued liabilities                                                11,300
      Accounts payable                                                   60,772
--------------------------------------------------------------------------------
Net Cash Provided (Used) in Operating Activities                          9,284

CASH FLOWS FROM INVESTING ACTIVITIES
      Acquisition of equipment                                           (9,284)

--------------------------------------------------------------------------------
Net Cash Provided (Used) by Investing Activities                         (9,284)

CASH FLOWS FROM FINANCING ACTIVITIES
      Notes payable                                                       1,000

--------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                                 1,000

      NET INCREASE IN CASH                                                1,000

   Cash, beginning of the year                                                0

--------------------------------------------------------------------------------
   Cash, December  31                                         $           1,000
================================================================================

SUPPLEMENTAL NON CASH INVESTING AND FINANCING ACTIVITIES:
   Computer software and work in progress acquied with
   account payable                                            $         385,000

SUPPLEMENTAL INFORMATION:
      Interest paid                                           $               0
      Taxes paid                                              $               0


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


The Company has acquired a contract with Amoeba to provide various services to the Company. The services include, but are not limited to, a business plan, mergers and

                              INTERNET LOTO, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  DECEMBER 31




acquisitions, strategic alliances, technical global strategies regarding governmental interfaces and compliance with international standards and research advice. In exchange for these services the Company issued to Amoeba, in February 2002, 8,587,500 shares of common stock of Rimpac Resources Ltd., (see following paragraph). The Company was originally to issue 6,000,000 shares of its common stock for these services, however, the Company's original Articles of Incorporation only allowed for 4,000,000 authorized shares. In December 2001 the Company filed amended Articles of Incorporation increasing the authorized shares to 8,000,000 and received approval from the State of California on February 15, 2002. The contract, dated February 2, 2001, was originally between Amoeba and the two shareholders of the Company at December 31, 2001 (Note E). Amoeba is controlled by Owen Bethel, who subsequently was appointed to the Board of Directors of Rimpac Resources Ltd.


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

    INTERNET LOTO, INC. (A DEVELOPMENT STAGE COMPANY) RIMPAC RESOURCES LTD.
                         (A DEVELOPMENT STAGE COMPANY)
                             PROFORMA BALANCE SHEET
                               DECEMBER 31, 2001





                                                                Internet        Rimpac                               Proforma
                                                                  LOTO        Resources          Adjustments        Consolidated
                                                              ===========     =========          ===========        ============
                                                   ASSETS

CURRENT ASSETS
   Cash                                                       $    1,000      $        3                            $     1,003
   -----------------------------------------------------------------------------------------------------------------------------
     TOTAL CURRENT ASSETS                                          1,000               3                                  1,003


FIXED ASSETS
   Computers                                                       9,284                                                  9,284
   Internet software                                             185,000                                                185,000
   -----------------------------------------------------------------------------------------------------------------------------
     TOTAL PROPERTY AND EQUIPMENT                                194,284                                                194,284


OTHER ASSETS
   Work in progress                                              200,000                                                200,000
   -----------------------------------------------------------------------------------------------------------------------------
     TOTAL OTHER ASSETS                                          200,000                                                200,000

   -----------------------------------------------------------------------------------------------------------------------------
        TOTAL ASSETS                                          $  395,284      $        3                            $   395,287
   =============================================================================================================================

                                     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Note payable - related parties                             $    1,000      $   10,000                                 11,000
   Accounts payable                                                               14,782                                 14,782
   Accounts payable - related parties                            445,772                                                445,772
   Operating advances - related parties                                           22,107                                 22,107
   Accrued liabilities                                            11,300                                                 11,300
   -----------------------------------------------------------------------------------------------------------------------------
     TOTAL CURRENT LIABILITIES                                   458,072          46,889                                504,961


LONG TERM LIABILITIES

STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock                                                                   -
   Common stock                                                      -             8,550                                  8,550
   Additional paid in capital                                                     24,162                                 24,162
   Accumulated deficit during development stage                  (62,788)        (79,598)                              (142,386)
   -----------------------------------------------------------------------------------------------------------------------------
     TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                        (62,788)        (46,886)                              (109,674)

   ---------------------------------- ------------------------------------------------------------------------------------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)     $  395,284      $        3                            $   395,287
   =============================================================================================================================


               See the Accompanying Notes to Financial Statements

                              INTERNET LOTO, INC.
            RIMPAC RESOURCES LTD. (BOTH DEVELOPMENT STAGE COMPANIES)
                        PROFORMA STATEMENT OF OPERATIONS
    FOR THE PERIOD SEPTEMBER 19, 2001 (INCEPTION) THROUGH DECEMBER 31, 2001
                      AND THE YEAR ENDED DEEMBER 31, 2001


                                                  Internet LOTO                Rimpac
                                                 From Inception               For the
                                                September 19, 2001           Year Ended
                                                      Through               December 31,                           Proforma
                                                 December 31, 2001               2001           Adjustments        Combined
=============================================================================================================================
REVENUES                                         $                        $                                      $

RESEARCH AND DEVELOPMENT

ADMINISTRATIVE AND SELLING EXPENSES
  Salaries                                               40,000                                                       40,000
  General and administrative expenses                    19,432                  22,702                               42,134
  Office occupancy                                        1,139                                                        1,139
  Promotions and advertising                                400                                                          400
  Travel and entertainment                                1,017                                                        1,017
  ----------------------- ---------------------------------------------------------------------------------------------------
    TOTAL ADMINISTRATIVE EXPENSE                         61,988                  22,702                               84,690

  ----------------------- ---------------------------------------------------------------------------------------------------
    NET LOSS FROM OPERATIONS                            (61,988)                (22,702)                             (84,690)

OTHER INCOME (EXPENSE)
  Foreign currency transactions gain (loss)                                        (134)                                (134)

INCOME TAXES                                                800

  ---------------------------------------------------------------------------------------------------------------------------
    NET LOSS                                     $      (62,788)          $     (22,836)                         $   (84,824)
  ===========================================================================================================================




               See the Accompanying Notes to Financial Statements