Form 10QSB/A
period 2002-03-31
RIMPAC RESOURCES LTD/NM
filed 2002-06-20
CIK 1060080

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB/A
                                 AMENDMENT NO. 1


(Mark One)
[X]            QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                              EXCHANGE ACT OF 1934


         For the quarterly period ended: March 31, 2002

[ ]            TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                                  EXCHANGE ACT

         For the transition period from ______________ to ______________

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

                                     ASSETS
                                                                 (Unaudited)
                                                                   March 31                  December 31
                                                                     2002                        2001
                                                             ----------------------     -----------------------
  CURRENT ASSETS
   Cash                                                      $                  115     $                 1,000
   ------------------------------------------------------------------------------------------------------------
      TOTAL CURRENT ASSETS                                                      115                       1,000

  FIXED ASSETS
   Computers                                                                 10,751                       9,284
   Internet software                                                        215,850                     185,000
   ------------------------------------------------------------------------------------------------------------
     TOTAL PROPERTY AND EQUIPMENT                                           226,601                     194,284

  OTHER ASSETS
   Work in progress                                                         200,000                     200,000
   ------------------------------------------------------------------------------------------------------------
     TOTAL OTHER ASSETS                                                     200,000                     200,000

   ------------------------------------------------------------------------------------------------------------
        TOTAL ASSETS                                         $              426,716     $               395,284
   ============================================================================================================

                       LIABILITIES AND STOCKHOLDERS' EQUITY
                                    (DEFICIT)

  CURRENT LIABILITIES
   Note payable-related party                                $                1,000     $                 1,000
   Accounts payable-related party                                           445,572                     445,772
   Accounts payable                                                          15,647
   Operating advances-related party                                         307,684
   Accrued liabilities                                                       13,600                      11,300
   ------------------------------------------------------------------------------------------------------------
     TOTAL CURRENT LIABILITIES                                              783,503                     458,072

  LONG TERM LIABILITIES

  STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock                                                              20,000
   Additional paid in capital                                               (20,000)
   Accumulated deficit during development stage                            (356,787)                    (62,788)
   ------------------------------------------------------------------------------------------------------------
     Total stockholders' equity (deficit)                                  (356,787)                    (62,788)

   ------------------------------------------------------------------------------------------------------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $              426,716     $               395,284
   ============================================================================================================


               SEE THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                              RIMPAC RESOURCES LTD.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                                                       From Inception
                                                                   First             September 19, 2001
                                                               Quarter Ended               Through
                                                               March 31, 2002          March 31, 2002
   -----------------------------------------------------------------------------------------------------
REVENUES                                                     $                      $

COSTS AND EXPENSES
   General and administrative expenses                                293,199                   355,987
   -----------------------------------------------------------------------------------------------------
      TOTAL ADMINISTRATIVE EXPENSE                                    293,199                   355,987

   -----------------------------------------------------------------------------------------------------
        NET LOSS FROM OPERATIONS                                     (293,199)                 (355,987)

OTHER INCOME (EXPENSES)

INCOME TAXES                                                              800                       800

   -----------------------------------------------------------------------------------------------------
        NET LOSS                                             $       (293,999)      $          (356,787)
   =====================================================================================================


   Weighted Average Shares                                         20,000,000                 8,435,857
   Loss per share                                                       (0.02)                    (0.05)



               SEE THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                              RIMPAC RESOURCES LTD.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                From Inception
                                                                          First Quarter       September 19, 2001
                                                                              Ended                 Through
                                                                         March 31, 2002         March 31, 2002
                                                                         --------------       ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net Loss                                                             $     (293,999)      $        (356,787)

    Adjustments to reconcile net income to net cash
    provided by operating activities:
       Depreciation
       Stock for services
       Changes in:
       Accrued liabilities                                                        2,300                  13,600
       Accounts payable-related party                                              (200)                445,572
       Accounts payable                                                          15,647                  15,647
----------------------------------------------------------------------------------------------------------------
Net Cash Provided (Used) in Operating Activities                               (276,252)                118,032

CASH FLOWS FROM INVESTING ACTIVITIES
       Acquisition of equipment                                                  (1,467)                (10,751)
       Internet software                                                        (30,850)               (215,850)
       Work in progress                                                                                (200,000)

----------------------------------------------------------------------------------------------------------------
Net Cash (Used) by Investing Activities                                         (32,317)               (426,601)

CASH FLOWS FROM FINANCING ACTIVITIES
       Capital as result of merger
       Notes payable                                                                                      1,000
       Operating advances related parties                                       307,684                 307,684

----------------------------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                                       307,684                 308,684

       NET INCREASE IN CASH                                                        (885)                    115

    Cash, beginning of the year                                                   1,000                       0

----------------------------------------------------------------------------------------------------------------
    Cash, March 31                                                       $          115       $             115
================================================================================================================

SUPPLEMENTAL NON CASH INVESTING AND FINANCING ACTIVITIES:


SUPPLEMENTAL INFORMATION:
       Interest paid                                                                        $                 0
       Taxes paid                                                                           $                 0



               SEE THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                              RIMPAC RESOURCES LTD.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS OF PREPARATION


The unaudited consolidated financial statements of Rimpac Resources Ltd. (the "Company") include the financial statements of its wholly owned subsidiary Internet LOTO, Inc. The consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and note disclosures required by generally accepted accounting principles. However, management has included all adjustments necessary in order to make the financial statements not misleading, in the opinion of management. These statements should be read in conjunction with the financial statements and notes thereto included in our last audited financial statements. These audited statements are contained in our Form 10-KSB for the year ended December 31, 2001.



2.       BUSINESS COMBINATION

On January 17, 2002, the Company entered into a share exchange agreement to acquire Internet LOTO, Inc. The Company closed its acquisition of Internet LOTO, Inc. pursuant to the terms of the share exchange agreement on February 1, 2002. Accordingly, as of February 1, 2002, Internet LOTO, Inc. became a wholly owned subsidiary of the Company.

The Company issued 11,450,000 shares of its common stock to the shareholders of Internet LOTO, Inc. and, following the acquisition, there were 20,000,000 shares of common stock of the Company issued and outstanding. The presentation of issued and outstanding shares of common stock previously presented has been changed to reflect this transaction.

The transaction has been accounted for in the first quarter of calendar year 2002 as a reverse acquisition. As a result of the reverse acquisition, the operating entity, Internet LOTO, Inc. has continued as the operating entity and its historical financial statements have replaced those of Rimpac Resources, Ltd.


3.       CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

4.       FIXED ASSETS

The Company has paid $215,850 for the development of an initial web site through a related party. Since the web site is not fully operational at this point in time the Company has not begun depreciation of the web site. Once fully operational the Company anticipates depreciating the site over a five-year period.


WORK IN PROGRESS - As part of the overall service contract with Hi-Tek.com, Inc. the service contract allocates $200,000 towards a trademark and other marketing associated costs. These services have not been provided as of March 31, 2002. Therefore, this amount has been recorded as prepayments. Since the timing of these services, including receipt of a trademark, is unknown, the prepayments are recorded as a long-term asset.

                              RIMPAC RESOURCES LTD.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

5.       COMMON STOCK

The Company has authorized 50,000,000 of $0.001 par common stock. As of March 31, 2002 20,000,000 shares were issued and outstanding.


6.       RELATED PARTY TRANSACTIONS

Owen Bethel, a director of the Company, controls Amoeba Corporation which received 8,587,500 shares of the Company's stock as part of the reverse acquisition with Internet Loto, Inc.

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


         We incurred a net loss of $293,999 for the quarter ended March 31, 2002, and a net loss of $356,787 for the period from inception to March 31, 2002. We have not yet generated any revenues as are still considered to be in the development stage. We expect to continue to incur operating losses over at least the next nine months as we continue to develop our business plan through the activities of our wholly owned subsidiary, Internet LOTO, Inc. We have been financing our cash flow needs through the sale of a convertible debenture and related party loans, and no assurance can be given that we will be able to continue. In order to achieve revenues and profitability, we will have to raise the capital required by the business plan of operation, and no assurance can be given that we will be able to accomplish this goal or, even if we do, that we will operate profitably in the future.


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

LIQUIDITY AND CAPITAL RESOURCES


         At March 31, 2002, we had a working capital deficiency of $783,388, as compared to a deficiency of $457,072 at December 31, 2001. Of the $783,503 in current liabilities at March 31, 2002, $754,256 was owed to related parties. HI-TEK has provided the funding for all of Internet LOTO's expenses incurred through March 31, 2002. At March 31, 2002, Internet LOTO owed $445,572 to HI-TEK, which included $385,000 for work to be performed under a service contract.



         Our operations used cash of $276,252 for the quarter ended March 31, 2002, and $32,317 was used for the acquisition of Internet software and equipment. These uses were offset by $307,684 provided by related parties.


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

         We have historically financed our operations through working capital provided by related party loans and the private placement of equity and debt securities. Our ability to continue our operations is currently dependent on financing from external sources. There can be no assurances that additional capital will be available on terms favorable to us or at all, or that we will be able to generate sufficient cash flow in order to sustain operations. To the extent that additional capital is raised through the sale of additional equity or debt securities, the issuance of such securities could result in additional dilution to our stockholders. In the event that we experience the need for additional capital, and are not able to generate capital from financing sources or from future operations, management may be required to modify, suspend or discontinue our operations and business plan.

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

         Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         A) EXHIBITS


REGULATION                                                            SEQUENTIAL
S-B NUMBER                               EXHIBIT                     PAGE NUMBER

   2.1      Share Exchange Agreement by and between Rimpac               N/A
            Resources Ltd. and the shareholders of Internet
            Loto, Inc. dated as of January 17, 2002 (1)

   3.1      Articles of Incorporation (2)                                N/A

   3.2      Bylaws (2)                                                   N/A

  10.1      Service Contract Agreement between HI-TEK Multimedia,        N/A
            Inc. and Internet LOTO, Inc. dated October 5, 2001 (3)

  10.2      Marketing & Production Services Retainer Agreement           N/A
            between HI-TEK Multimedia, Inc. and Internet LOTO, Inc.
            dated January 2, 2002 (3)

  10.3      Stock Options Agreement between Owen Bethel and Rimpac       N/A
            Resources Ltd. Dated March 27, 2002 (3)

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

                                       RIMPAC RESOURCES LTD.
                                       (Registrant)



Date: June 19, 2002                    By:  /s/ Thomas M. Johnson
                                          --------------------------------------
                                           Thomas M. Johnson, President
                                           (Principal Financial and Accounting
                                           Officer)