Form 10KSB/A
period 2001-12-31
RIMPAC RESOURCES LTD/NM
filed 2002-08-13
CIK 1060080

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-KSB/A
                                 AMENDMENT NO. 2


(Mark One)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934
      For the fiscal year ended December 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from _______________ to _______________

                         Commission file number: 0-29481

                              RIMPAC RESOURCES LTD.
                 (Name of small business issuer in its charter)

           NEVADA                                     91-1921379
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization

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

Transitional Small Business Disclosure Format (Check one):    Yes     ; No  X
                                                                 -----    -----

This amendment is being filed to file revised Item 6 disclosure and revised financial statements for Internet LOTO, Inc.



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


         The discussion below focuses primarily on the financial statements of Internet LOTO, since Rimpac Resources was inactive, other than maintaining its status as a reporting company, prior to the time of the acquisition of Internet LOTO. From inception, September 19, 2001 to December 31, 2001, Internet LOTO did not generate any revenues. At December 31, 2001, it had assets of $170,284, stockholders' deficiency of $287,788, and a deficit accumulated during the development stage of $287,788.


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

RESULTS OF OPERATIONS


         Internet LOTO incurred $286,988 of expenses from inception to December 31, 2001, primarily for marketing, salaries, research and development, and general and administrative expenses.


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


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

--------------------------------------------------------------------------------
REGULATION
S-B NUMBER                              EXHIBIT
--------------------------------------------------------------------------------
   2.1 Share Exchange Agreement by and between Rimpac Resources Ltd. and the shareholders of Internet Loto, Inc. dated as of January 17, 2002 (1)
--------------------------------------------------------------------------------
   3.1        Articles of Incorporation, as amended (2)
--------------------------------------------------------------------------------
   3.2        Bylaws (2)
--------------------------------------------------------------------------------
  10.1 Service Contract Agreement between HI-TEK Multimedia, Inc. and Internet LOTO, Inc. dated October 5, 2001 (3)
--------------------------------------------------------------------------------
  10.2 Marketing & Production Services Retainer Agreement between HI-TEK Multimedia, Inc. and Internet LOTO, Inc. dated January 2, 2002 (3)
--------------------------------------------------------------------------------
  10.3 Stock Options Agreement between Owen Bethel and Rimpac Resources Ltd. Dated March 27, 2002 (3)
--------------------------------------------------------------------------------
  10.4 Joint Venture/Consulting Agreement between Amoeba Corporation and Internet LOTO dated February 2, 2001 (4)
--------------------------------------------------------------------------------
  21.1        Subsidiaries of the registrant (3)
--------------------------------------------------------------------------------
  99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
--------------------------------------------------------------------------------
-----------------------

(1) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated February 1, 2002, file number 0-29481.
(2) Incorporated by reference to the exhibits to the registrant's registration statement on Form 10-SB, file number 0-29481.
(3) Filed with the initial filing of the registrant's annual report on Form 10-KSB for the fiscal year ended December 31, 2001, file number 0-29481.
(4) Filed with Amendment No. 1 to the registrant's annual report on Form 10-KSB for the fiscal year ended December 31, 2001, file number 0-29481.


Reports on Form 8-K:  None.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       RIMPAC RESOURCES LTD.



Date:      8/2/02                      By:  /s/ THOMAS M. JOHNSON
       -------------------                --------------------------------------
                                               Thomas M. Johnson, President

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


In our report dated April 10, 2002, we expressed an opinion that the balance sheet as of December 31, 2001 and the related statement of operations, stockholders' equity (deficit), and cash flows from inception, September 19, 2001 through December 31, 2001 were in conformity with generally accepted accounting principles in the United States of America. However, as discussed in Note A (restatement) the Company has reclassified certain fixed assets and work in process as marketing costs and research and development expenses. The result is a decrease in assets by $225,000 and a corresponding increase in these expense categories.


In our opinion, the restated financial statements referred to above present fairly, in all material respects, the financial position of Internet LOTO, Inc. as of December 31, 2001, and the results of its operations and its cash flows from September 19, 2001, date of inception, through December 31, 2001 in conformity with generally accepted accounting principles in the United States of America.

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


/s/ SIEGEL SMITH LLP

Siegel Smith LLP
Solana Beach, California


July 29, 2002

                              INTERNET LOTO, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET
                                  DECEMBER 31

                                    RESTATED



                                     ASSETS

                                                                      2001
                                                                 ---------------
CURRENT ASSETS
   Cash                                                         $         1,000
   -----------------------------------------------------------------------------
      TOTAL CURRENT ASSETS                                                1,000

FIXED ASSETS
   Computers                                                              9,284
   Gaming engine                                                        125,000
   Web site                                                              35,000
   -----------------------------------------------------------------------------
      TOTAL PROPERTY AND EQUIPMENT                                      169,284


   -----------------------------------------------------------------------------
      TOTAL ASSETS                                              $       170,284
   =============================================================================

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES
   Note payable                                                 $         1,000
   Accounts payable                                                     445,772
   Accrued liabilities                                                   11,300
   -----------------------------------------------------------------------------
      TOTAL CURRENT LIABILITIES                                         458,072

LONG TERM LIABILITIES

STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock                                                           -
   Accumulated deficit during development stage                        (287,788)
   -----------------------------------------------------------------------------
      Total stockholders' equity (deficit)                             (287,788)

   -----------------------------------------------------------------------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $       170,284
   =============================================================================




               SEE THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                              INTERNET LOTO, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF OPERATIONS
  FOR THE PERIOD FROM INCEPTION, SEPTEMBER 19, 2001 THROUGH DECEMBER 31, 2001

                                   RESTATED





                                                                From Inception
                                                              September 19, 2001
                                                                    Through
                                                              December 31, 2001
  ------------------------------------------------------------------------------
REVENUES                                                      $

RESEARCH AND DEVELOPMENT                                                 20,000

ADMINISTRATIVE AND SELLING EXPENSES
   Salaries                                                              40,000
   General and administrative expenses                                   19,432
   Office occupancy                                                       1,139
   Marketing                                                            205,400
   Travel and entertainment                                               1,017
   -----------------------------------------------------------------------------
      TOTAL ADMINISTRATIVE EXPENSE                                      266,988

   -----------------------------------------------------------------------------
      NET LOSS FROM OPERATIONS                                         (286,988)

INCOME TAXES                                                                800

   -----------------------------------------------------------------------------
      NET LOSS                                                $        (287,788)
   =============================================================================


   Weighted Average Shares                                            1,442,308
   Loss per share                                             $           (0.20)





               SEE THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                              INTERNET LOTO, INC.
                         (A DEVELOPMENT STAGE COMPANY)
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
          FROM INCEPTION, SEPTEMBER 30, 2001 THROUGH DECEMBER 31, 2001

                                    RESTATED



==================================================================================================================

                                                              Common Stock          Accumulated
          Date             Description                     Shares       Dollars       Deficit          Total
------------------------------------------------------------------------------------------------------------------
September 19, 2001      Beginning                             -            -             -               -
                           balance

October 18, 2001        Founders shares                   2,000,000   $    -                        $    -

December 31, 2001       Net loss                                                    $  (287,788)    $  (287,788)

------------------------------------------------------------------------------------------------------------------
Balance November 30, 2001                                 2,000,000   $    -        $  (287,788)    $  (287,788)
==================================================================================================================








                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                              INTERNET LOTO, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
          FROM INCEPTION, SEPTEMBER 19, 2001 THROUGH DECEMBER 31, 2001

                                    RESTATED


                                                                From Inception
                                                              September 19, 2001
                                                                   Through
                                                              December 31, 2001
                                                             ===================

CASH FLOWS FROM OPERATING ACTIVITIES
    Net Loss                                                 $         (287,788)

    Adjustments to reconcile net income to net cash
    provided by operating activities:
       Depreciation
       Stock for services
       Changes in:
       Accrued liabilities                                               11,300
       Accounts payable                                                 445,772
--------------------------------------------------------------------------------
Net Cash Provided (Used) in Operating Activities                        169,284

CASH FLOWS FROM INVESTING ACTIVITIES
       Gaming engine                                                   (125,000)
       Web site                                                         (35,000)
       Acquisition of equipment                                          (9,284)

--------------------------------------------------------------------------------
Net Cash Provided (Used) by Investing Activities                       (169,284)

CASH FLOWS FROM FINANCING ACTIVITIES
       Notes payable                                                      1,000

--------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                                 1,000

       NET INCREASE IN CASH                                               1,000

    Cash, beginning of the year                                               0

--------------------------------------------------------------------------------
    Cash, December  31                                       $            1,000
================================================================================

SUPPLEMENTAL NON CASH INVESTING AND FINANCING ACTIVITIES:


SUPPLEMENTAL INFORMATION:
       Interest paid                                         $                0
       Taxes paid                                            $                0



               SEE THE ACCOMPANYING NOTES TO FINANCIAL STATEEMNTS

                               INTERNET LOTO, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

                                    RESTATED



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


RESTATEMENT
The Company has restated the financial statements as originally filed. This restatement is a reclassification of certain fixed assets and work in process that was determined to be marketing costs and research and development expense. The effect of this adjustment is a reduction in fixed assets of $25,000 and the elimination of work-in-process in the amount of $200,000. Correspondingly, an increase in marketing and research and development expense was recorded.


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

                               INTERNET LOTO, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

                                    RESTATED



EQUIPMENT AND DEPRECIATION
Property and equipment are carried at historical cost. The Company is currently developing the initial web site and gaming engine through a related party, (Note
E). Since the web site and gaming engine are not fully operational at this point the Company has not begun depreciation of these assets. Once fully operational the Company anticipates depreciating the web site over a two-year period and five years for the gaming engine. The Company will use the modified accelerated cost recovery method for income tax purposes. In December 2001 the Company purchased four laptop computers from a related party (Note E), Hi-Tek.com, but the systems were not implemented until January 2002. Therefore, no depreciation has been recorded, but the Company will use the modified accelerated cost recovery method for income tax purposes.


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

NEW ACCOUNTING PRONOUNCEMENTS
In December 1999, the Staff of the Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 101, REVENUE RECOGNITION, to provide guidance on the recognition, presentation and disclosure of revenues in financial statements. In June 2000, the SEC staff amended SAB 101 to provide registrants with additional time to implement SAB 101. The Company will be required to adopt SAB 101 by the fourth quarter of fiscal 2001. Upon commencement of operations, the Company intends to adopt the revenue recognition practices to conform to SAB 101. Furthermore, the Company does not expect the adoption of SAB 101 to have a material effect on its financial position or results of operation.

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

                               INTERNET LOTO, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

                                    RESTATED



NOTE B - NOTES PAYABLE

The Company has obtained from one shareholder an initial amount of $1,000 used to open the bank account. The note is an unsecured demand note and the shareholder has waived interest on the note until paid. The Company intends to repay the note with investments from future shareholders, (Note E).



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

The Company has obtained from one shareholder an initial amount of $1,000 used to open the bank account. The note is an unsecured demand note and the shareholder has waived interest on the note until paid. The Company intends to repay the note with investments from future shareholders, (Note B).

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

                               INTERNET LOTO, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

                                    RESTATED




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