Form 10QSB/A
period 2002-03-31
RIMPAC RESOURCES LTD/NM
filed 2002-08-13
CIK 1060080

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB/A
                                 AMENDMENT NO. 2

(Mark One)
[X]            QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                              EXCHANGE ACT OF 1934

         For the quarterly period ended: March 31, 2002

[ ]            TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

         For the transition period from _____________ to ____________

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


Exhibit index on page 10                                      Page 1 of 13 pages

                             RIMPAC RESOURCES LTD.
                         (A DEVELOPMENT STAGE COMPANY)
                          CONSOLIDATED BALANCE SHEETS

                                    RESTATED




                                     ASSETS

                                                  (Unaudited)
                                                    March 31        December 31
                                                      2002             2001
                                                 =============    ==============
CURRENT ASSETS
   Cash                                          $       49       $       1,000
   -----------------------------------------------------------------------------
     TOTAL CURRENT ASSETS                                49               1,000

FIXED ASSETS
   Computers                                         10,751               9,284
   Gaming engine                                    125,000             125,000
   Web site                                          35,000              35,000
   -----------------------------------------------------------------------------
     TOTAL PROPERTY AND EQUIPMENT                   170,751             169,284


   -----------------------------------------------------------------------------
       TOTAL ASSETS                              $  170,800       $     170,284
   =============================================================================

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES
   Note payable-related party                    $    1,000       $       1,000
   Accounts payable-related party                   445,772             445,772
   Accounts payable                                  15,647
   Operating advances-related party                 306,682
   Accrued liabilities                               14,400              11,300
   -----------------------------------------------------------------------------
     TOTAL CURRENT LIABILITIES                      783,501             458,072

LONG TERM LIABILITIES

STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock                                      20,000
   Additional paid in capital                       205,000
   Accumulated deficit during development stage    (837,701)           (287,788)
   -----------------------------------------------------------------------------
     Total stockholders' equity (deficit)          (612,701)           (287,788)

   -----------------------------------------------------------------------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $  170,800       $     170,284
   =============================================================================



               SEE THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                             RIMPAC RESOURCES LTD.
                         (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                    RESTATED





                                                                From Inception
                                                First         September 19, 2001
                                            Quarter Ended           Through
                                           March 31, 2002        March 31, 2002
   =============================================================================
REVENUES                                   $                  $

RESEARCH AND DEVELOPMENT                           30,850               50,850

ADMINISTRATIVE AND SELLING EXPENSES
   Salaries                                        60,000              100,000
   Consulting                                     396,685              396,685
   General and administrative expenses             33,176               52,608
   Office occupancy                                10,089               11,228
   Marketing                                                           205,400
   Travel and entertainment                        18,313               19,330
   -----------------------------------------------------------------------------
     TOTAL ADMINISTRATIVE EXPENSE                 518,263              785,251

   -----------------------------------------------------------------------------
     NET LOSS FROM OPERATIONS                    (549,113)            (836,101)

OTHER INCOME (EXPENSES)

INCOME TAXES                                          800                1,600

   -----------------------------------------------------------------------------
     NET LOSS                              $     (549,913)    $       (837,701)
   =============================================================================


   Weighted Average Shares                     11,327,500            1,442,308
   Loss per share                                   (0.05)               (0.58)







               SEE THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                             RIMPAC RESOURCES LTD.
                         (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                    RESTATED





                                                                                             From Inception
                                                                       First Quarter       September 19, 2001
                                                                           Ended                 Through
                                                                      March 31, 2002         March 31, 2002
                                                                      ==============       ==================
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Loss                                                           $    (549,913)       $       (837,701)

   Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation
      Stock for services                                                    225,000                 225,000
      Changes in:
      Accrued liabilities                                                     3,100                  14,400
      Accounts payable-related party                                                                445,772
      Accounts payable                                                       15,647                  15,647
-------------------------------------------------------------------------------------------------------------
Net Cash Provided (Used) in Operating Activities                           (306,166)               (136,882)

CASH FLOWS FROM INVESTING ACTIVITIES
      Acquisition of equipment                                               (1,467)                (10,751)
      Gaming engine                                                                                (125,000)
      Web site                                                                                      (35,000)

-------------------------------------------------------------------------------------------------------------
Net Cash (Used) by Investing Activities                                      (1,467)               (170,751)

CASH FLOWS FROM FINANCING ACTIVITIES
      Notes payable                                                                                   1,000
      Operating advances related parties                                    306,682                 306,682

-------------------------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                                   306,682                 307,682

      NET (DECREASE) INCREASE IN CASH                                          (951)                     49

   Cash, beginning of the year                                                1,000                       0

-------------------------------------------------------------------------------------------------------------
   Cash, March 31                                                     $          49        $             49
=============================================================================================================

SUPPLEMENTAL NON CASH INVESTING AND FINANCING ACTIVITIES:
       The Company issued 8,587,500 shares (post acquisition) of stock for consulting services to Amoeba Corporation. The stock was valued based upon 3,000 hours of consulting services at $75.00 an hour. Total value
       $225,000.

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


2.     RESTATEMENT

The Company has restated the financial statements as originally filed. This restatement is a reclassification of certain fixed assets and work in process that was determined to be marketing costs and research and development expense. The effect of this adjustment is a reduction in fixed assets of $25,000 and the elimination of work in process in the amount of $200,000. Correspondingly, an increase in marketing and research and development expense was recorded.



3.     BUSINESS COMBINATION

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



4.     CASH AND CASH EQUIVALENTS


The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.



5.     FIXED ASSETS

The Company has paid $125,000 for the development of a gaming engine and $35,000 for a web site through a related party. Since the gaming engine and web site are not fully operational at this point in time the Company has not begun depreciation of the web site. Once fully operational the Company anticipates depreciating these assets.

                             RIMPAC RESOURCES LTD.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)



6.     COMMON STOCK


The Company has authorized 50,000,000 of $0.001 par common stock. As of March 31, 2002 20,000,000 shares were issued and outstanding.



7.     RELATED PARTY TRANSACTIONS


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


         We incurred a net loss of $549,913 for the quarter ended March 31, 2002, and a net loss of $837,701 for the period from inception to March 31, 2002. We have not yet generated any revenues as are still considered to be in the development stage. We expect to continue to incur operating losses over at least the next nine months as we continue to develop our business plan through the activities of our wholly owned subsidiary, Internet LOTO, Inc. We have been financing our cash flow needs through the sale of a convertible debenture and related party loans, and no assurance can be given that we will be able to continue. In order to achieve revenues and profitability, we will have to raise the capital required by the business plan of operation, and no assurance can be given that we will be able to accomplish this goal or, even if we do, that we will operate profitably in the future.


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

LIQUIDITY AND CAPITAL RESOURCES


         At March 31, 2002, we had a working capital deficiency of $783,452, as compared to a deficiency of $457,072 at December 31, 2001. Of the $783,501 in current liabilities at March 31, 2002, $753,454 was owed to related parties. HI-TEK has provided the funding for all of Internet LOTO's expenses incurred through March 31, 2002. At March 31, 2002, Internet LOTO owed $445,772 to
HI-TEK, which included $385,000 for work to be performed under a service contract.



         Our operations used cash of $306,166 for the quarter ended March 31, 2002, and $1,467 was used for the acquisition of equipment. These uses were offset by $306,682 provided by related parties.


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

   3.1        Articles of Incorporation (2)                              N/A

   3.2        Bylaws (2)                                                 N/A

  10.1        Service Contract Agreement between HI-TEK Multimedia,      N/A
              Inc. and Internet LOTO, Inc. dated October 5, 2001 (3)

  10.2        Marketing & Production Services Retainer Agreement         N/A
              between HI-TEK Multimedia, Inc. and Internet LOTO, Inc.
              dated January 2, 2002 (3)

  99.1        Certification Pursuant to 18 U.S.C. Section 1350, as       12
              Adopted Pursuant to Section 906 of the Sarbanes-Oxley
              Act of 2002



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

                                    RIMPAC RESOURCES LTD.
                                    (Registrant)


Date:      8/02/02                  By:    /S/ THOMAS M. JOHNSON
      ------------------------         -----------------------------------------
                                        Thomas M. Johnson, President
                                        (Principal Financial and Accounting
                                        Officer)