Form 10QSB
period 2002-06-30
RIMPAC RESOURCES LTD/NM
filed 2002-08-19
CIK 1060080

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                              EXCHANGE ACT OF 1934

         For the quarterly period ended: June 30, 2002

[ ]           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

         For the transition period from _______________ to ____________

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

           20,000,000 SHARES OF COMMON STOCK, $0.001 PAR VALUE, AS OF
                                  JUNE 30, 2002

 Transitional Small Business Disclosure Format (check one);  Yes       No   X
                                                                 -----    -----

Exhibit index on page 10                                      Page 1 of 12 pages

                             RIMPAC RESOURCES LTD.
                         (A DEVELOPMENT STAGE COMPANY)
                          CONSOLIDATED BALANCE SHEETS


                                     ASSETS
                                                                 (Unaudited)
                                                                   June 30          December 31
                                                                     2002              2001
                                                                -------------      -------------
CURRENT ASSETS
   Cash                                                         $      2,488       $      1,000
   ---------------------------------------------------------------------------------------------
      TOTAL CURRENT ASSETS                                             2,488              1,000

FIXED ASSETS
   Computers                                                          10,751              9,284
   Gaming engine                                                     125,000            125,000
   Web site                                                           35,000             35,000
   ---------------------------------------------------------------------------------------------
      TOTAL PROPERTY AND EQUIPMENT                                   170,751            169,284

   ---------------------------------------------------------------------------------------------
         TOTAL ASSETS                                           $    173,239       $    170,284
   =============================================================================================

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES
   Note payable-related party                                   $      1,000       $      1,000
   Accounts payable-related party                                    582,430            445,772
   Accounts payable                                                   23,056
   Operating advances-related party                                  521,074
   Accrued liabilities                                                 5,985             11,300
   ---------------------------------------------------------------------------------------------
      TOTAL CURRENT LIABILITIES                                    1,133,545            458,072

LONG TERM LIABILITIES

STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock                                                       20,000
   Additional paid in capital                                        205,000
   Accumulated deficit during development stage                   (1,185,306)          (287,788)
   ---------------------------------------------------------------------------------------------
      Total stockholders' equity (deficit)                          (960,306)          (287,788)

      ------------------------------------------------------------------------------------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $    173,239       $    170,284
      ==========================================================================================



               See the Accompanying Notes to Financial Statements

                             RIMPAC RESOURCES LTD.
                         (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)


                                                                                     From Inception
                                               Six Months        Three Months      September 19, 2001
                                             Ended June 30       Ended June 30           Through
                                                  2002                2002            June 30, 2002
======================================================================================================
REVENUES                                     $                   $                 $

RESEARCH AND DEVELOPMENT                           35,000               4,150                  55,000

ADMINISTRATIVE AND SELLING EXPENSES
   Salaries                                        75,000               15,000                115,000
   Consulting                                     666,865              270,180                666,865
   General and administrative expenses             74,053               40,877                 93,485
   Office occupancy                                10,089                                      11,228
   Marketing                                                                                  205,400
   Travel and entertainment                        35,711               17,398                 36,728
   ---------------------------------------------------------------------------------------------------
      TOTAL ADMINISTRATIVE EXPENSE                861,718              343,455              1,128,706

   ---------------------------------------------------------------------------------------------------
         NET LOSS FROM OPERATIONS                (896,718)            (347,605)            (1,183,706)

OTHER INCOME (EXPENSES)

INCOME TAXES                                          800                                       1,600

   ---------------------------------------------------------------------------------------------------
      NET LOSS                               $   (897,518)       $    (347,605)    $       (1,185,306)
   ===================================================================================================


   Weighted Average Shares                     16,917,127           20,000,000             11,270,175
   Loss per share                            $      (0.05)       $       (0.02)    $            (0.11)




               See the Accompanying Notes to Financial Statements

                             RIMPAC RESOURCES LTD.
                         (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                                                     From Inception
                                                                 Six Months        September 19, 2001
                                                                    Ended                Through
                                                                June 30, 2002         June 30, 2002
                                                               ===============     ==================
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Loss                                                    $     (897,518)     $      (1,185,306)

   Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation
      Stock for services                                              225,000                225,000
      Changes in:
      Accrued liabilities                                              (5,315)                 5,985
      Accounts payable-related party                                  136,658                582,430
      Accounts payable                                                 23,056                 23,056
-----------------------------------------------------------------------------------------------------
Net Cash Provided (Used) in Operating Activities                     (518,119)              (348,835)

CASH FLOWS FROM INVESTING ACTIVITIES
      Acquisition of equipment                                         (1,467)               (10,751)
      Gaming engine                                                                         (125,000)
      Web site                                                                               (35,000)

-----------------------------------------------------------------------------------------------------
Net Cash (Used) by Investing Activities                                (1,467)              (170,751)

CASH FLOWS FROM FINANCING ACTIVITIES
      Notes payable                                                                            1,000
      Operating advances related parties                              521,074                521,074

-----------------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                             521,074                522,074

      NET (DECREASE) INCREASE IN CASH                                   1,488                  2,488

   Cash, beginning of the year                                          1,000                      0

-----------------------------------------------------------------------------------------------------
   Cash, March 31                                              $        2,488      $           2,488
=====================================================================================================

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




               See the Accompanying Notes to Fiancial Statements

                              RIMPAC RESOURCES LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.     BASIS OF PREPARATION

The unaudited consolidated financial statements of Rimpac Resources Ltd. (the "Company") include the financial statements and its wholly owned subsidiary Internet Loto, Inc. The consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and note disclosures required by generally accepted accounting principles. However, management has included all adjustments necessary in order to make the financial statements not misleading, in the opinion of management. These statements should be read in conjunction with the financial statements and notes thereto included in our last audited financial statements. These audited statements are contained in our Form 10-K for the year ended December 31, 2001.


2.     BUSINESS COMBINATION

On January 17, 2002, the Company entered into a share exchange agreement to acquire Internet LOTO, Inc. The Company closed its acquisition on Internet LOTO, Inc. pursuant to the terms of the share exchange agreement on February 1, 2002. Accordingly, as of February 1, 2002, Internet LOTO, Inc. became a wholly owned subsidiary of the Company.

The Company issued 11,450,000 shares of its common stock to the shareholders of Internet LOTO, Inc. and, following the acquisition, there were 20,000,000 shares of common stock of the Company issued and outstanding. The presentation of issued and outstanding shares of common stock previously presented have been changed to reflect this transaction.

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


4.     FIXED ASSETS

The Company has paid $125,000 for the development of a gaming engine and $35,000 for a web site through a related party. Since the gaming engine and web site is not fully operational at this point in time the Company has not began depreciation of the web site. Once fully operational the Company anticipates depreciating these assets.


5.     COMMON STOCK

The Company has authorized 50,000,000 of $0.001 par common stock. As of June 30, 2002 20,000,000 shares were issued and outstanding.

                              RIMPAC RESOURCES LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


6.     RELATED PARTY TRANSACTIONS

Owen Bethel, a director of the Company, controls Amoeba Corporation which received 8,587,500 shares of the Company's stock as part of the reverse acquisition with Internet Loto, Inc.


7.     SUBSEQUENT EVENTS

Effective August 20, 2002 the Company's independent accountants resigned. The resignation was submitted due to staffing and timing conflicts between the Company and the accountants and not due to any disagreements with management. Further information can be found in the 8K which the Company will file on August 20, 2002.

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

         We incurred net losses of $347,605 and $897,518 for the three and six months ended June 30, 2002, and a net loss of $1,185,306 for the period from inception to June 30, 2002. We have not yet generated any revenues as are still considered to be in the development stage. We expect to continue to incur operating losses over at least the remainder of the current fiscal year as we continue to develop our business plan through the activities of our wholly owned subsidiary, Internet LOTO, Inc. We have been financing our cash flow needs through the sale of a convertible debenture and related party loans, and no assurance can be given that we will be able to continue. In order to achieve revenues and profitability, we will have to raise the capital required by the business plan of operation, and no assurance can be given that we will be able to accomplish this goal or, even if we do, that we will operate profitably in the future.

         Our results of operations for the three and six months ended June 30, 2002 and for the period from inception through June 30, 2002, are reflective of an operation in its development stage. Management has focused our available resources on the development of the web site and the lottery gaming engine that supports the Internet LOTO business plan. Phase I of the development has been successfully started, with the launch of the website (www.InternetLOTO.com) and the completion of the initial module of the lottery engine, but the completion will depend on the availability of investment capital. Upon successful completion of the marketing and licensing portion of Phase I, Internet LOTO will be capable of commencing operations and the generation of revenue. Management has financed the growth of Internet LOTO to date through loans from management and the debt from its major vendor and affiliate, HI-TEK Multimedia, Inc. Internet LOTO retained HI-TEK to design, program, produce and implement the following:

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

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2002, we had a working capital deficiency of $1,131,057, as compared to a deficiency of $457,072 at December 31, 2001. Of the $1,133,545 in current liabilities at June 30, 2002, $1,103,504 was owed to related parties. HI-TEK has provided the funding for all of Internet LOTO's expenses incurred through June 30, 2002. At June 30, 2002, Internet LOTO owed $1,103,504 to HI-TEK, which included $385,000 for work to be performed under a service contract.

         Our operations used cash of $518,119 for the six months ended June 30, 2002, and $1,467 was used for the acquisition of equipment. These uses were offset by $521,074 provided by related parties.

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

         Our accompanying financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As noted in our reviewed consolidated financial statements for the six months ended June 30, 2002, we have incurred significant net losses. This factor, among others, raises substantial doubt as to our ability to obtain long-term debt or equity financing and achieve profitable operations. Our ability to continue as a going concern is dependent upon our ability to generate positive cash flows from operations. These financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue in existence. In the interim period, management is still seeking additional investment capital to support our business ventures and provide the capital considered necessary to support operations

FORWARD LOOKING STATEMENTS

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

         B)  REPORTS ON FORM 8-K:

         On June 20, the registrant filed an amended Form 8-K disclosing, under Items 1, 2, and 5, the registrant's acquisition of Internet LOTO. Historical audited financial statements of Internet LOTO and pro forma financial statements were filed in this amendment.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     RIMPAC RESOURCES LTD.
                                     (Registrant)


Date:  August 19, 2002               By:  /s/ THOMAS M. JOHNSON
      ------------------------          ----------------------------------------
                                        Thomas M. Johnson, President
                                        (Principal Financial and Accounting
                                        Officer)