Form 10-Q
period 2002-09-30
RIMPAC RESOURCES LTD/NM
filed 2002-11-19
CIK 1060080

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
{X}           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                              EXCHANGE ACT OF 1934

         For the quarterly period ended: September 30, 2002

{  }           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

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

           20,000,000 SHARES OF COMMON STOCK, $0.001 PAR VALUE, AS OF
                                  SEPTEMBER 30, 2002

Transitional Small Business Disclosure Format(check one);  Yes       No   X
                                                                 -----    -----

Exhibit index on page 10                                      Page 1 of 12 pages



                             RIMPAC RESOURCES LTD.
                         (A DEVELOPMENT STAGE COMPANY)
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                            (Unaudited)
                                           September 30         December 31
                                                2002                2001
                                           -------------      -------------
CURRENT ASSETS
   Cash                                    $        300        $      1,000
---------------------------------------------------------------------------
      TOTAL CURRENT ASSETS                          300               1,000

FIXED ASSETS
   Computers                                     10,751               9,284
   Gaming                                       125,000             125,000
   Web site                                      35,000              35,000
---------------------------------------------------------------------------
      TOTAL PROPERTY AND EQUIPMENT              170,751             169,284
---------------------------------------------------------------------------
         TOTAL ASSETS                      $    171,051        $    170,284
===========================================================================

                 LIABILITIES AND STOCKHOLDERS'DEFICIT

CURRENT LIABILITIES
   Cash overdraft                       $         3,031
   Advances from related parties                269,387       $      1,000
   Accounts payable-related party             1,149,371            445,772
   Accounts payable                              17,600
   Accrued liabilities                           63,805             11,300
--------------------------------------------------------------------------
      TOTAL CURRENT LIABILITIES               1,503,194            458,072

LONG TERM LIABILITIES

STOCKHOLDERS'DEFICIT
   Common stock                                 20,000
   Additional paid in capital                  205,000
   Accumulated deficit during
   development stage                        (1,557,143)          (287,788)
--------------------------------------------------------------------------

      Total stockholders'deficit            (1,332,143)          (287,788)

--------------------------------------------------------------------------

         TOTAL LIABILITIES AND
         STOCKHOLDERS' DEFICIT             $   171,051        $    170,284
==========================================================================

          See accompanying notes to consolidated interim financial statements



                           RIMPAC RESOURCES LTD.
                         (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                                               From Inception
                                       Nine Months            Six Months     September 19, 2001
                                    Ended September 30      Ended June 30         Through
                                          2002                   2002       September 30, 2002
==============================================================================================
REVENUES

RESEARCH AND DEVELOPMENT                    35,000                 35,000               55,000

ADMINISTRATIVE AND SELLING EXPENSES
   Consulting                            1,041,865                741,865            1,083,865
   General and administrative expenses     114,840                 74,053              132,271
   Office occupancy                         13,324                 10,089               15,755
   Marketing                                                                           205,400
   Travel and entertainment                 63,526                 35,711               63,252
----------------------------------------------------------------------------------------------
      TOTAL ADMINISTRATIVE EXPENSE       1,233,555                861,718            1,500,543
----------------------------------------------------------------------------------------------
         NET LOSS FROM OPERATIONS       (1,268,555)              (896,718)         (1,555,543)

OTHER INCOME (EXPENSES)

INCOME TAXES                                   800                    800                1,600
----------------------------------------------------------------------------------------------
      NET LOSS                       $  (1,269,355)         $    (897,518)  $      (1,557,143)
==============================================================================================


   Weighted Average Shares              16,047,397           13,224,110             16,047,397
   Loss per share                     $      (0.10)       $       (0.07)        $        (0.12)

          See accompanying notes to consolidated interim financial statements




                             RIMPAC RESOURCES  LTD.
                         (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                From Inception
                                                      Nine Months            September 19, 2001
                                                        Ended                       Through
                                                  September 30, 2002         September 30, 2002
                                                  ==================         ==================
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Loss                                         $   (1,269,355)          $      (1,557,143)

   Adjustments to reconcile net loss to net cash
   used in operating activities:
      Stock for services                                   225,000                      225,000
      Changes in:
        Cash overdraft                                       3,031                        3,031
        Accrued liabilities                                 52,505                       63,805
        Accounts payable-related party                     703,599                    1,149,371
        Accounts payable                                    17,600                       17,600
-----------------------------------------------------------------------------------------------
Net Cash Used in Operating Activities                     (267,620)                    (98,336)
-----------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
      Acquisition of computers                             (1,467)                     (10,751)
      Gaming engine                                                                   (125,000)
      Web site                                                                         (35,000)
-----------------------------------------------------------------------------------------------
Net Cash (Used) by Investing Activities                    (1,467)                    (170,751)
-----------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
      Advances from related parties                       268,387                       269,387
-----------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                 268,387                       269,387
-----------------------------------------------------------------------------------------------
      NET (DECREASE) INCREASE IN CASH                        (700)                          300

   Cash, beginning of period                                1,000                             0
-----------------------------------------------------------------------------------------------
   Cash, end of period                             $          300             $             300
===============================================================================================


SUPPLEMENTAL NON CASH INVESTING AND FINANCING ACTIVITIES:
     The Company issued 8,587,500 shares (post acquisition) of stock for consulting services to Amoeba Corporation. The stock was valued based upon 3,000 hours of consulting services at $75.00 an hour.
     Total value $225,000.

SUPPLEMENTAL INFORMATION:
     Interest paid                                  $           0             $              0
     Taxes paid                                     $           0             $              0

               See accompanying notes to consolidated interim financial statements


                              RIMPAC RESOURCES LTD.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.     ORGANIZATION AND BUSINESS COMBINATION

On January 17, 2002, the Rimpac Resources Ltd. ("Rimpac") entered into a share exchange agreement to acquire Internet Loto, Inc. The Company closed its acquisition on Internet Loto, Inc. pursuant to the terms of the share exchange agreement on February 1, 2002. Accordingly, as of February 1, 2002, Internet LOTO, Inc. became a wholly owned subsidiary of Rimpac.

Rimpac issued 11,450,000 shares of its common stock to the shareholders of Internet Loto, Inc. and, following the acquisition, there were 20,000,000 shares of common stock of the Company issued and outstanding. The presentation of issued and outstanding shares of common stock previously presented has been changed to reflect this transaction.

The transaction has been accounted for in the first quarter of calendar year 2002 as a reverse acquisition. As a result of the reverse acquisition, the operating entity, Internet Loto, Inc. has continued as the operating entity and its historical financial statements have replaced those of Rimpac Resources, Ltd.

Internet Loto, Inc. is developing and marketing InternetLOTO.com, the first global internet lottery web portal, where worldwide players may purchase e-tickets for various state and governmental sanctioned lotteries.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
-----------------------

Rimpac has experienced recurring losses, has an accumulated deficit of $1,557,143 and has not yet commenced operations. These factors, among others, raise substantial doubt as to its ability to obtain long-term debt or equity financing to continue its online and offline marketing programs, complete the web portal and, thereby, commence operations and the generation of revenues.

During the nine months ended September 30, 2002, management has continued to seek additional capital investment to support its business ventures and provide the capital considered necessary to support operations.

Accordingly, the consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities or other adjustments that might be necessary should we be unable to continue in existence.

Unaudited Interim Financial Information
------------------------------------------

The accompanying interim consolidated balance sheet as of September 30, 2002 and the consolidated statements of operations and cash flows for the nine-month period ended September 30, 2002, together with the related notes are unaudited and, in the opinion of management, include all normal recurring adjustments that the Company considers necessary. Certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. A more complete description of accounting policies and disclosures is included in the Company's annual report on Form 10-KSB.

Principles of Consolidation
-----------------------------

The accompanying consolidated financial statements include the accounts of Rimpac and its wholly owned subsidiary, Internet Loto, Inc. (collectively, the "Company").

Income (Loss) Per Common Share
----------------------------------

Basic net income (loss) per common share is computed by dividing net income
(loss) by the weighted average number of outstanding common shares during the periods presented. At September 30, 2002, basic income (loss) per share and diluted income (loss) per share are the same amount because the impact of additional common shares that might have been issued under the Company's stock option agreements would be anti-dilutive.

                              RIMPAC RESOURCES LTD.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

3.     FIXED ASSETS

The Company has paid $125,000 for the development of a gaming engine and $35,000 for a web site through a related party. Since the gaming engine and web site is not fully operational at this point in time the Company has not begun depreciation. Once fully operational the Company anticipates depreciating these assets.

4.     CAPITAL STRUCTURE

Common Stock
-------------

The Company has authorized 50,000,000 of $0.001 par common stock. As of September 30, 2002, 20,000,000 shares were issued and outstanding.

5.     RELATED PARTY TRANSACTIONS

Advances From Related Parties
--------------------------------

As of September 30, 2002, the Company has unpaid stockholder advances of approximately $269,000. Outstanding advances are non-interest bearing and are repayable upon demand.

Reverse Acquisition
--------------------

Owen Bethel, a director of the Company, controls Amoeba Corporation which received 8,587,500 shares of the Company's stock as part of the reverse acquisition with Internet Loto, Inc.

Additionally, during March 2002, the Company entered into a stock options agreement with Mr. Bethel to purchase 200,000 shares of the Company's common stock at $1.00 per share.

The options vest over a three-year period, beginning March 27, 2002 and expire three years after option becomes exercisable. As of September 30, 2002, no options had yet been exercised.

Additionally, the Company may offer to Mr. Bethel an additional 200,000 shares at $5.00 per share, vested over three years, effective March 27, 2005 to March 26, 2008.

Consulting and Stock Option Agreement
-----------------------------------------

During April 2002, the Company entered into a consulting and stock option agreement with the Company's Chief Executive Officer ("CEO"). As consideration for services to be rendered, the CEO receives a monthly fee of $15,000 and a stock option agreement to purchase 1,500,000 shares of the Company's common stock at $0.50 per share.

The options vest over a three-year period beginning February 6, 2002 and expire three years after option becomes exercisable. As of September 30, 2002, no options had yet been exercised.

Additionally, the Company may offer to the CEO an additional 2,000,000, shares at $5.00 per share, vested over three years, effective February 6, 2005 to February 6, 2008.

Consulting and Stock Option Agreement
-----------------------------------------

During May 2002, the Company entered into one-year agreement with a shareholder to provide consulting services to the Company. As consideration for services to be rendered, the consultant receives a monthly fee of $7,000 and a stock option agreement to purchase 100,000 shares of the Company's common stock at $0.85 per share.

Additionally, should cash flow not allow for payment of services, the consultant has the option to accept the Company's common stock as payment valuing the shares at the then current market value of the date of issuance. As of September 30, 2002, approximately $33,000 in fees is unpaid and is included in accrued liabilities in the consolidated balance sheet.

The options expire after three years, and vest upon the Company generating revenues of at least $100,000. As of September 30, 2002, no options had yet been exercised.

                              RIMPAC RESOURCES LTD.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

6.     LITIGATION

There are no significant legal proceedings against the Company with respect to matters arising in the ordinary course of business.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                                    OVERVIEW

        Effective February 1, 2002, an arrangement was completed between Rimpac Resources and Internet Loto, whereby the shareholders of Internet Loto exchanged all of their common shares for 11,450,000 shares of Rimpac Resources common stock.

        Following the acquisition, the former shareholders of Internet Loto held a majority of Rimpac's total issued and outstanding common shares; Internet Loto was thereby deemed to be the acquiror. Accordingly, the transaction has been accounted for as a reverse takeover using the purchase method whereby the assets and liabilities of Rimpac Resources have been recorded at their fair market values and operating results have been included in the financial statements from the effective date of purchase. The fair value of the net assets acquired is equal to their book values.

         References to the "Company," "us," "our," and "we" means Rimpac Resources and its wholly-owned subsidiary, Internet Loto.

RESULTS OF OPERATIONS

         Since Internet Loto was incorporated on September 19, 2001, there is no comparable period information presented.

         We incurred net losses of $371,837, $897,518 and $1,246,985 for the three, six and nine months ended September 30, 2002, and a net loss of $1,557,143 for the period from inception to September 30, 2002. We have not yet generated any revenues and are still considered to be in the development stage. We expect to continue to incur operating losses over at least the remainder of the current fiscal year as we continue to develop our business plan through the activities of Internet Loto, Inc. We have been financing our cash flow needs through related party loans, and no assurance can be given that we will be able to continue. In order to achieve revenues and profitability, we will have to raise the capital required by the business plan of operation, and no assurance can be given that we will be able to accomplish this goal or, even if we do, that we will operate profitably in the future.

         Our results of operations for the three, six and nine months ended September 30, 2002 and for the period from inception through September 30, 2002, are reflective of an operation in its development stage. Management has focused our available resources on the development of the web site and the lottery gaming engine that supports the Internet Loto business plan. Phase I of the development has been successfully started, with the launch of the website (www.InternetLOTO.com) and the completion of the initial module of the lottery engine, but the completion will depend on the availability of investment capital. Upon successful completion of the marketing and licensing portion of Phase I, Internet Loto will be capable of commencing operations and the generation of revenue. Management has financed the growth of Internet Loto to date through loans from management and the debt from its major vendor and affiliate, HI-TEK Multimedia, Inc. ("HI-TEK) Internet Loto retained HI-TEK to design, program, produce and implement the following:

         A.    Design corporate and promotional web sites.
         B. Design and produce the initial module of the Internet Lottery play engine.
         C. Research, analyze and develop the preliminary offline and online marketing plan, including designing and producing all supporting marketing and promotional materials (CD-ROM, media kit, web slide presentation and corporate literature).
         D.    Consult with the management of the company on an as needed basis.

      Management proposes to launch our Internet lottery web portal in strategic phases. Phase I will begin with ticket sales in Vietnam and Mexico, Phase II in Europe, and Phase III in Latin America. Phase IV may be launched in North America if regulations permit. The launching dates will be determined by economic conditions, licensing opportunities, and other factors such as technology and security acceptance. The offices and web sites have been completed in both Vietnam and Mexico, including the implementation of the web sites in their respective languages. Management has also been successful in developing relationships with Internet Cafes in Vietnam to support the launching of the site. To complete the initial launch management needs to raise the additional capital necessary to provide the marketing and advertising essential for profitable operation.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2002, we had a working capital deficiency of $1,502,894, as compared to a deficiency of $457,072 at December 31, 2001. Of the $1,503,194 in current liabilities at September 30, 2002, $1,418,758 was owed to related parties. HI-TEK has substantially provided the funding for all of Internet Loto's expenses incurred through September 30, 2002. At September 30, 2002, Internet Loto owed $1,149,371 to HI-TEK.

         Our operations used cash of $267,620 for the nine months ended September 30, 2002, and $1,467 was used for the acquisition of a computer. These uses were offset by $268,387 provided by related parties.


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

         We have historically financed our operations through working capital provided by related party loans. Our ability to continue our operations is currently dependent on financing from external sources. There can be no assurances that additional capital will be available on terms favorable to us or at all, or that we will be able to generate sufficient cash flow in order to sustain operations. To the extent that additional capital is raised through the sale of additional equity or debt securities, the issuance of such securities could result in additional dilution to our stockholders. In the event that we experience the need for additional capital, and are not able to generate capital from financing sources or from future operations, management may be required to modify, suspend or discontinue our operations and business plan.


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

(2) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated August 21, 2002 file number 0-29481.

(3) Incorporated by reference to the exhibits to the registrant's registration statement on Form 10-SB, file number 0-29481.

(4) Incorporated by reference to the exhibits to the registrant's annual report on Form 10-KSB for the fiscal year ended December 31, 2001, file number 0-29481.

         B) REPORTS ON FORM 8-K:

         On August 12, 2002 the registrant filed an amended Form 8-K disclosing, under Items 1, 2, and 5, the registrant's acquisition of Internet LOTO. Historical audited financial statements of Internet LOTO and pro forma financial statements were filed in this amendment.

         On August 21, 2002 the registrant filed a Form 8-K disclosing, under Items 4, changes in the registrant's certifying accountant. The registrant disclosed the resignation of Siegel Smith, LLP as independent auditors as of August 20, 2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    RIMPAC RESOURCES LTD.
                                   (Registrant)
Date: November 19, 2002             By: /s/ THOMAS M. JOHNSON
      ------------------------     ----------------------------------------
                                    Thomas M. Johnson, President
                                   (Principal Financial and Accounting Officer)