Form 10KSB
period 2002-12-31
RIMPAC RESOURCES LTD/NM
filed 2003-12-04
CIK 1060080

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Calendar year ended December 31, 2002

Commission file number: 0-29481

RIMPAC RESOURCES LTD.

(Name of small business issuer in its charter)

NEVADA	91-1921379
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3665 RUFFIN ROAD, SUITE 225, SAN DIEGO, CALIFORNIA 92123

(Address of principal executive offices) (Zip Code)

Issuer's telephone number:

(866) 568-6266

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Exchange Act:

COMMON STOCK, $0.001 PAR VALUE (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes { } No {X}

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. { }

State issuer's revenues for its most recent Calendar year: $-0-

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $843 as of October 15, 2003.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 20,000,000 shares of common stock as of October 15, 2003

Transitional Small Business Disclosure Format (Check one): Yes[ ] No[X]

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

On February 1, 2002, we acquired all of the issued and outstanding capital stock of Internet LOTO, a California corporation, in exchange solely for approximately 57% of our common stock. Since all of our operations are now conducted under the business plan of Internet LOTO, we may change our name to Internet LOTO in the near future.

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

Management has focused our available resources on the development of the web site and the lottery gaming engine that supports the Internet LOTO business plan. Phase I of the development has been successfully started, with the launch of the website (www.InternetLOTO.com) and the completion of the initial module of the lottery engine, but the completion will depend on the availability of investment capital. Upon successful completion of the marketing and licensing portion of Phase I, Internet LOTO will be capable of commencing operations and the generation of revenue. Management has financed the growth of Internet LOTO to date through loans from management, shareholders and the debt from its major vendor and affiliate, Hi-Tek Multimedia, Inc. ("Hi-Tek"), Internet LOTO retained Hi-Tek to design, program, produce and implement the following:

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

  AFFILIATE PARTNER MARKETING PROGRAMS. Internet LOTO proposes to use affiliate partner marketing programs to attract traffic to its website. A person or entity with a website signs up to be an affiliate of Internet LOTO and then places a banner or text link on its site directing visitors to the Internet LOTO site. As a visitor clicks-through, a cookie (a small text file containing the referring affiliate's identification number assigned by Internet LOTO) will be placed on the visitor's browser. If the visitor purchases tickets from Internet LOTO's website, the ordering system and affiliate's software work together to attach the referring affiliate's identification number held in the cookie to the sale and uses that information to credit the affiliate with the proper commission for the referral.

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

RESEARCH AND DEVELOPMENT

$35,000 and $20,000 was incurred for research and development for the periods ended December 31, 2002 and 2001, respectively. Internet LOTO has not directly engaged in research and development activities, but has retained Hi-Tek, an affiliated party, to perform this function. Hi-Tek has developed and deployed Internet LOTO's promotional web site with FLASH animation technology. Other research and development include the design and development of Internet lottery gaming software technology. Internet LOTO will retain the proprietary rights to the web site content and related technology.

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

EMPLOYEES. As of October 15, 2003, the Company had no full-time employees.

ITEM 2. DESCRIPTION OF PROPERTY.

We maintain our headquarters at 3665 Ruffin Road, Suite 225, San Diego, California. We lease these offices, comprising approximately 1,100 square feet. Recently, we renewed our lease for term beginning May 1, 2003 and ending April 30, 2004. Our rent is approximately $1,700 per month.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock trades on the pink sheet market under the symbol "RIMP." We were initially cleared for trading on the OTCBB on October 2, 1998. From October 2, 1998 to April 3, 2000, we traded under the symbol "RIMP". On April 4, 2000, our symbol changed to "RIMPE" to indicate that we were subject to being delisted based upon the NASD's rules regarding the registration status of quoted companies. We were delisted from the OTCBB on May 8, 2000, and relisted on July 6, 2000 under the symbol "RIMP." In May of 2003 we were again delisted from the OTCBB because we became delinquent in our annual and quarterly filings with the SEC required under the Securities and Exchange Act of 1934.

The following table sets forth the range of high and low closing bid quotations of our common stock for each Calendar quarter during the last two years:

	1st Qtr.		2nd Qtr.		3rd Qtr.		4th Qtr.
	High	Low	High	Low	High	Low	High	Low
2001	$0.00	$0.00	$2.97	$0.50	$1.50	$0.51	$3.00	$0.35
2002	$2.45	$1.01	$2.21	$0.01	$0.38	$0.06	$0.14	$0.01

The above quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

During the last two years, we have not declared cash dividends on our common stock and we do not anticipate that dividends will be paid in the foreseeable future.

As of October 15, 2003, the closing price for our common stock on the OTCBB was $0.0001.

As of October 15, 2003, there were 189 record holders of our common stock.

As of February 1, 2002, we issued 11,450,000 shares of our common stock to the shareholders of Internet LOTO to acquire that company. We relied upon the exemption from registration contained in Section 4(2) under the Securities Act of 1933, since there were only 3 persons involved in the transaction.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

GENERAL

The Company's operating results have fluctuated in the past and may in the future fluctuate significantly, depending upon a variety of factors, including the timely deployment and expansion of new network, the incurrence of related capital costs, variability and length of the sales cycle associated with the Company's product and service offerings, the receipt of new value-added network services and consumer services subscriptions and the introduction of new services by the Company and its competitors. Additional factors that may contribute to variability of operating results include but not limited to: the pricing and mix of services offered by the Company; customer retention rate; market acceptance of new and enhanced versions of the Company's services; changes in pricing policies by the Company's competitors; the Company's ability to obtain sufficient supplies of sole or limited-source components; user demand for services; the ability to manage potential growth and expansion; the ability to identify, acquire and integrate successfully suitable acquisition candidates; and charges related to acquisitions. In response to competitive pressures, the Company may take certain pricing or marketing actions that could have a material adverse affect on the Company's business. Currently, the Company operates in only one segment. Due to the foregoing factors, the Company believes the period-to-period comparisons of its operating results are not necessarily meaningful and that such comparisons cannot be relied upon as indicators of future performance. In the event that the Company's operating results in any future period fall below the expectations of securities analysts and investors, the trading price of the Company's common stock would likely decline.

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

REVENUE

Prior to the reverse acquisition of Internet LOTO, Rimpac Resources was inactive, other than maintaining its status as a reporting company. From inception, September 19, 2001 to December 31, 2002, the companies did not generate any revenues.

GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expense consists primarily of consulting expense, rent and professional fees. General and administrative expense increased $1,679,165 to $1,946,153 for the year ended December 31, 2002 from $266,988 for the year ended December 31, 2001. General and administrative expense for the year ending December 31, 2002 primarily consisted of $1,797,302 for professional and consulting fees.

NET LOSS

The Company incurred a net loss of $1,981,953 for the year ending December 31, 2002 as compared to $287,788 for the year ended December 31, 2001. For the periods ended December 31, 2002 and 2001, the Company incurred a loss of $0.10 and $0.07 per share, respectively. The Company's near term focus is to become profitable by opening of revenue operations in Vietnam and Mexico. However, the Company believes that it will still incur losses in the near term and cannot assure that the Company will be profitable in the future.

ASSETS AND LIABILITIES

Assets increased by $3,019 from $170,284 as of December 31, 2001 to $173,304 as of December 31, 2002. The increase was due primarily to increase in computer equipment and cash on hand . Liabilities increased by $1,359,973 from $458,072 as of December 31, 2001 to $1,818,045 as of December 31,2002. The increase was primarily due to increases in current advances from related parties and accounts payable to a related party of $1,314,914.

STOCKHOLDERS' DEFICIT

Stockholders' deficit increased by $2,061,551 from a deficit of $287,788 as of December 31, 2001 to a deficit of $2,349,339 as of December 31, 2002. The increase is primarily attributable to the current year net loss of $1,981,953.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

Overall, the Company had positive cash flows of $1,553 in year 2002 resulting from $345,287 of cash provided by the Company's financing activities, offset by $342,267 of cash used in operating activities and $1,467 of cash used in investing activities.

CASH FLOWS FROM OPERATIONS

Net cash used in operating activities of $342,267 in year 2002 was primarily due to the increase of operating liabilities, principally accounts payable to a related party.

CASH FLOWS FROM INVESTING

Net cash used in investing activities of $1,467 in year 2002 funded purchases of computers to further the development of the web site and gaming engine.

CASH FLOWS FROM FINANCING

Net cash provided by financing activities of $345,287 in year 2002 was due to related party borrowings of $345,287.

To date, the Company has satisfied its cash requirements primarily through related party debt and equity financings. The Company's principal uses of cash are to fund working capital requirements. The Company hopes that it will generate positive cash flow from operations within the next twelve-month period. There can be no assurances that the Company will be successful in securing additional financing, and if secured, it will be sufficient to satisfy working capital needs.

LONG-TERM FINANCING

The Company believes that its anticipated funds from operations will be insufficient to fund its working capital and other requirements through December 31, 2003. Therefore, the Company will be required to seek additional funds either through debt or equity financing to finance its long-term operations ("Additional Funds"). Should the Company fail to raise the additional funds, the Company will have insufficient funds for the Company's intended operations for the next twelve months that may have a material adverse effect on the Company's long-term results of operations.

GOING CONCERN

The Company's independent auditors have stated in their report included in this Form 10-KSB, that the Company has incurred operating losses in the last two years, has a working capital deficit, and a significant stockholders' deficit. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

CAPITAL EXPENDITURES

The Company has no capital expenditures of significance planned for the next twelve months, other than the further development of the Gaming engine and the expansion of operations in the existing countries currently under development.

INFLATION

Management believes that inflation has not had a material effect on the Company's results of operations.

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

USE OF PROCEEDS

The following represents management's projected use of the $2,000,000 gross proceeds from the sale of the convertible debentures:

Finders Fees (10%)	$ 200,000
Marketing	$ 800,000
Technology	$ 800,000
Operations	$ 200,000
Total	$ 2,000,000

The funds will be utilized as directed by management to complete Phase I, which will include the online and offline marketing programs, the web portal utilizing the lottery gaming software and peripherals, obtaining the necessary gaming licenses and operation management of the company.

As of October 15, 2003, no debentures had been sold.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements to report.

ITEM 7. FINANCIAL STATEMENTS.

See pages beginning with page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Subsequent to the reverse of acquisition of Intenet LOTO the Company changed accountants to Siegel Smith & Co, as a direct result of the location of the previous auditors, Stark Winter Schenkein & Co., LLP. During the course of the year, Siegel Smith & Co. discontinued performing audit work on publicly held entities. The Company subsequently engaged the services of Wong Johnson & Associates, A Professional Corporation, as its current auditors. This appointment has been ratified by the shareholders at the shareholders meeting on January 31, 2003.

There were no disagreements with Siegel Smith and Stark Winter Schenkein & Co., LLP during the past two most recent years and through the date of their dismissal on any matter of accounting principals or practices, financial statement disclosure or auditing scope or procedure. Additionally, there were no other reportable matters as defined in Item 304(a)(1)(iv) of Regulation S-B, during that period of time.

Registrant has provided Siegel Smith and Stark Winter Schenkein & Co., LLP with a copy of the disclosures Registrant is making in this 10-KSB in response to the disclosures required by Regulation S-B, Item 304(a). Siegel Smith has furnished Registrant with a letter addressed to the Commission stating its agreement and absence of any disagreement with the statements made by Registrant in response to this Item. Registrant has filed herewith Siegel Smith's letter as Exhibit 16.1 to this Form 10-KSB.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth the names and ages of the directors and executive officers of the Company at December 31, 2002, the principal offices and positions with the Company held by each person and the date such person became a director or executive officer of the Company. The Board of Directors elects the executive officers of the Company annually. The directors serve one-year terms until their successors are elected. The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors. There are no family relationships between any of the directors and executive officers. In addition, there was no arrangement or understanding between any executive officer and any other person pursuant to which any person was selected as an executive officer.

Our executive officers and directors are:

Name	Age	Positions Held
Thomas M. Johnson	42	President, Secretary, Treasurer and Director
Sheldon Silverman.	38	Director
Owen S-M Bethel	44	Director

THOMAS M. JOHNSON has been the sole officer and also a director since February 1, 2002. Mr. Johnson graduated from University of California, San Diego (UCSD) with a BA in Biochemistry & Cellular Biology and minor in Computer Science in 1985. He was a Senior Coder/Programmer at Scripps Institution of Oceanography for over 4 years. Mr. Johnson also completed a certified Business Management program at UCSD in 1993. From 1985 - 1994, he worked as Director of Manufacturing for some of San Diego's highly acclaimed biotechnology and pharmaceutical companies, such as, Gen-Probe, Telios Pharmaceuticals and Chromagen.

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

In 2000 - 2001, Hi-Tek produced the Carlsbad Vacation Planner CD-ROM for the Carlsbad Convention and Visitors Bureau, which won the top digital marketing award at HSMAI (Hospitality Sales and Marketing Association International) event with over 2000 entries worldwide. From July 2000 to September 2001, he has been the president of Worldtradeshow.com, Inc., a company based in San Diego, California, that operates an interactive web portal designed to produce and promote virtual trade shows online. He became a director of that company in July 2000. Finally, in February 2001, Mr. Johnson founded Internet LOTO, a marketing company developing the latest online lottery technologies to assist in the promotions of state and government sanctioned lotteries worldwide. Lastly, Mr. Johnson speaks and writes Vietnamese, Spanish and English fluently.

SHELDON SILVERMAN has been a director of Rimpac since February 14, 2002. From May 1996 to February 1999, he served as the president, chief executive officer, and a director of Interactive Processing, Inc., a company which designs and sells consumer electronic devices. In March 1999, Interactive Processing, Inc. changed its name to WorldTradeShow.com, Inc. That company, located in San Diego, California, operates an interactive web portal designed to produce and promote virtual trade shows online. Its stock is quoted on the Pink Sheets.

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

SECTION16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers and persons who hold more than 10% of a registered class of its equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of its equity securities. These individuals are required to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on review of the copies of such reports furnished to us and written representations that no other reports were required during the year ended December 31, 2002, all Section 16(a) filing requirements applicable to these individuals were complied with, except as described herein.

During the year ended December 31, 2001, Georgia Knight failed to timely file a Form 3 Initial Statement of Beneficial Ownership of Securities. The Form 3, which was due March 1, 2001, was filed on March 9, 2001.

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

ITEM 10. EXECUTIVE COMPENSATION.

The Summary Compensation Table below sets forth information for services in all capacities, which we paid or accrued for the periods ended December 31, 2002, 2001 and 2000. Other than as set forth herein, no executive officer's salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the annual dollar value of salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or declared.

Summary Compensation Table
		Annual Compensation			Long-Term Compensation
Name and Principal Position	Fiscal Year	Salary ($)	Bonus	Other Annual Compensation	Restricted Stock Awards	Securities Underlying Options	All Other Compensation
Thomas Johnson, President	2002	180,000
Georgia Knight, President (1)	2002 2001 2000	- - -
Leroy Halterman, Former President(2)	2000	-

(1) Ms. Knight served as President from February 19, 2001 to February 1, 2002.
(2) Mr. Halterman served as President from January 27, 1998 to February 19, 2001; From inception through December 31, 1999, Mr. Halterman provided consulting services to us in the amount of $4,579.

Other than the above, we do not pay monetary compensation to our officer. We do reimburse our officer for reasonable expenses incurred during the course of his performance. We have no long-term incentive or medical reimbursement plans.

OPTION/SAR GRANTS IN LAST CALENDAR YEAR

The following table provides information on options granted for the year ended December 31, 2002 to individuals named as the Company's officers & directors.

Annual Compensation

OPTION/SAR GRANTS IN LAST FISCAL YEAR [Individual Grants]
Name (a)	Number of securities underlying options/SARs granted (#) (b)	Percent of total options/SARs granted to employees in fiscal year (c)	Exercise or base price ($/Sh) (d)	Expiration date (e)
Thomas Johnson	1,500,000	100	$0.50	02/06/2007
Owen Bethel	200,000	100	$1.00	03/27/2005
Sheldon Silverman	100,000	100	$0.85	05/13/2005

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

As of October 15, 2003, an aggregate of 20,000,000 shares of the Company's common stock were issued and outstanding. For purposes of computing the percentages under the tables below, it is assumed that all options and warrants to acquire the Company's common stock which have been issued to the directors, executive officers and the holders of more that 5% of common stock and are fully vested or will become fully vested within 60 days of the date of this Annual Report have been exercised by these individuals and the appropriate number of shares of the Company's common stock have been issued to these individuals.

(a) Security Ownership of Certain Beneficial Owners.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of October 15, 2003 by each person known by us to beneficially own more than 5% of the outstanding shares of common stock, or preferred stock.

Title of class	Name and address of beneficial owner(1)	Amount and nature of beneficial ownership	Percent of class(2)
Common Stock	Owen S-M Bethel Saffrey Square, Bay Street & Bank Lane P.O. Box N-8303 Nassau, The Bahamas	8,654,167 (3)	43.1%
Common Stock	Thomas M. Johnson 3665 Ruffin Road, Suite 225 San Diego, California 92123	1,431,250	7.2%
Common Stock	Lee Johnson 3665 Ruffin Road, Suite 115 San Diego, California 92123	1,431,250	7.2%

(b) Security Ownership of Management.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of October 15, 2003 by each of our directors and named executive officers, and our directors and named executive officers as a group.

Title of class	Name and address of beneficial owner(1)	Amount and nature of beneficial ownership	Percent of class(2)
Common Stock	Owen S-M Bethel Saffrey Square, Bay Street & Bank Lane P.O. Box N-8303 Nassau, The Bahamas	8,654,167 (3)	43.1%
Common Stock	Thomas M. Johnson 3665 Ruffin Road, Suite 225 San Diego, California 92123	1,431,250	7.2%
Common Stock	Sheldon Silverman 3665 Ruffin Road, Suite 225 San Diego, California 92123	0	0
Common Stock	All Officers and Directors as a Group	11,516,667(4)	57.4%

(1) To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person's name.

(2) This table is based on 20,000,000 shares of Common Stock outstanding as of October 15, 2003. Where persons listed on this table have the right to obtain additional shares of common stock through the exercise of outstanding options or warrants or the conversion of convertible securities within 60 days from October 15, 2003, these additional shares are deemed to be outstanding for the purpose of computing the percentage of common stock owned by such persons, but are not deemed to be outstanding for the purpose of computing the percentage owned by any other person.

(3) Includes 8,587,500 shares are held of record by Amoeba Corporation and 66,667 shares issuable upon the exercise of stock options granted to Mr. Bethel that are exercisable in the next 60 days.

(4) Lee Johnson and Thomas Johnson are brothers; thus, Thomas Johnson may be deemed to indirectly have voting power over Lee Johnson's shares.

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

Rimpac signed a renewed Marketing & Services Contract Agreement with Hi-Tek on February 1, 2003. The agreement is attached as an exhibit to this Form 10-K. The essential terms of the agreement are as follows. The term of the agreement is January 1, 2003 to December 31, 2003. Hi-Tek agreed to provide a wide range of services to Rimpac's subsidiary, InternetLOTO.com including marketing services, production services, and consulting services. Under the agreement, Hi-Tek is to receive $50,000 per month for one year. However, this agreement was later modified; specifically, Rimpac lacked funds to pay for the services under the renewed Marketing & Services Contract Agreement. Thus, effective April 1, 2003, the parties agreed that Hi-Tek would scale back its services and offer solely website hosting and email services for the price of $250 per month.

Currently, Thomas Johnson has no ownership interest in Hi-Tek. Lee Johnson currently owns a total of 1,431,250 Rimpac shares.

We believe that all of the transactions were made or entered into on terms that were no less favorable to us than those that could have been obtained from an unaffiliated third party.

ITEM 13. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Regulations under the Securities Exchange Act of 1934 require public companies to maintain 'disclosure controls and procedures,' which are defined to mean a company's controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Within 90 days prior to the filing date of this Report (the 'Evaluation Date'), the Company's principal executive officer ('CEO') and principal financial officer ('CFO') carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures. Based on those evaluations, as of the Evaluation Date, the Company's CEO and CFO believe:

(i) that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the Company's management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure; and

(ii) that the Company's disclosure controls and procedures are generally effective. However, the Company encountered various issues related to the valuation of certain stock option agreements and predecessor company debt obligations. As a result, the Company was not able to file its 2002 annual report and 2003 quarterly reports within the time periods specified in the SEC's rules and forms. The Company has taken appropriate steps to resolve the problems and implement procedures in order to file its future reports on a timely basis.

(b) Changes in Internal Controls. There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our internal controls subsequent to the evaluation date referred to above.

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K.

a. Reports on Form 8-K:

i. We filed a report on 2/06/02 reporting a change in control of registrant, and the acquisition or disposition of assets.

ii. We filed a report on 4/16/02 on Form 8-K/A, which amended our report of 2/06/02, reporting financial statements in connection with the acquisition of Internet LOTO.

iii. We filed a report on 5/06/02 reporting a change in our certifying accountant.

iv. We filed a report on 5/13/02 on Form 8-K/A, which amended our report of 5/06/02 in connection with a change in our certifying accountant.

v. We filed a report on 6/20/02 on Form 8-K/A, which further amended our report of 2/06/02, reporting financial statements in connection with the acquisition of Internet LOTO.

vi. We filed a report on 8/12/02 on Form 8-K/A, which further amended our report of 2/06/02, reporting financial statements in connection with the acquisition of Internet LOTO.

vii. We filed a report on 8/21/02 reporting a change in our certifying accountant.

viii. We filed a report on 11/15/02 reporting a change in our certifying accountant.

b. Exhibits:

Exhibit Number	Description
2.1	Share Exchange Agreement by and between Rimpac Resources Ltd. and the shareholders of Internet Loto, Inc. dated as of January 17, 2002 (1)
3.1	Articles of Incorporation, as amended (2)
3.2	Bylaws of the Corporation (2)
10.1	Service Contract Agreement between Hi-Tek Multimedia, Inc and Internet LOTO, Inc. dated October 5, 2001 (1)
10.2	Marketing & Production Services Retainer Agreement between Hi-Tek Multimedia, Inc. and Internet LOTO, Inc. dated January 2, 2002 (3)
10.3	Stock Options Agreement between Owen Bethel and Rimpac Resources Ltd. Dated March 27, 2002
10.4	Marketing & Services Contract Agreement between Rimpac Resources Ltd. and Hi-Tek Multimedia, Inc. dated February 1, 2003
99.1.	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2

(1) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated February 1, 2002, file number 0-29481.

(2) Incorporated by reference to the exhibits to the registrant's registration statement on Form 10-SB, file number 0-29481.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Thomas Johnson _______________________________ Thomas Johnson	RIMPAC RESOURCES LTD President, Secretary, Treasurer and Director	December __, 2003

Pursuant to the requirements of the Securities Exchange of 1934, the following persons in the capacities and on the dates stated have signed this report below.

Signature	Title	Date
/s/ Thomas Johnson _______________________________ Thomas Johnson	President, Secretary, Treasurer and Director	December __, 2003
/s/ Sheldon Silverman _______________________________ Sheldon Silverman	Director	December __, 2003
/s/ Owen S-M Bethel _______________________________ Owen S-M Bethel	Director	December __, 2003

CERTIFICATION OF PRINCIPAL FINANCIAL AND EXECUTIVE OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Thomas M. Johnson, certify that:

1. I have reviewed this annual report on Form 10-KSB of Rimpac Resources, Ltd.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

a) evaluated such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the 'Evaluation Date'); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Thomas Johnson _______________________________ Thomas Johnson	RIMPAC RESOURCES LTD President, Secretary, Treasurer and Director	December __, 2003

* * *

EXHIBIT 10.3 STOCK OPTIONS AGREEMENT BETWEEN OWEN BETHEL AND RIMPAC RESOURCES LTD. DATED MARCH 27, 2002

STOCK OPTIONS AGREEMENT (DIRECTOR OF THE BOARD - NON-EXECUTIVE POSITION)

THIS AGREEMENT made as of March 27, 2002

BETWEEN:

OWEN BETHEL

First Floor,

Saffrey Square Building
Bay Street & Bank Lane
P. O. Box N-8303 Nassau, Bahamas

(hereinafter called the "Optionee")

AND:

RIMPAC RESOURCES, LTD.

3665 Ruffin Road, Suite 225

San Diego, CA 92123 U.S.A.

(hereinafter called the "Company")

WHEREAS the Directors of the Company have authorized the granting of options to purchase shares in the capital of the Company to certain of its directors.

NOW THEREFORE THIS AGREEMENT WITNESSETH:

DEFINITION

1. In this Agreement, the term "share" or "shares" means, as the case may be, one or more Common shares, $0.001 par value, in the capital stock of the Company as constituted at the date of this Agreement.

2001 - 2002(C)RIMPAC RESOURCES, LTD. INTERNET: WWW.RIMPACRESOURCES.COM

3665 RUFFIN ROAD, SUITE 225

SAN DIEGO, CA 92123

TEL: (858) 569-7181

FAX: (858) 571-8497

GRANTING OF OPTION AND BONUS OPTION

2. The Company hereby irrevocably grants to the Optionee a non-assignable, non-transferable option to purchase 200,000 shares in the capital stock of the Company (hereinafter called the "Option") at $1.00 per share (the "Option Price"), on the terms and conditions hereinafter set forth.

3. Based on successful performance by Optionee, the Company may offer Optionee an additional 200,000 shares, exercisable price at $5.00/share, vested over 3 years, effective March 27, 2005 to March 26, 2008 (see explanation about Exercise of Option in paragraph 4 below). The term performance may include introducing qualified potential investors to the Company or successfully help raise funds for the Company.

EXERCISE OF OPTION

4. Subject to paragraph 8 hereof, the Option shall vest over a three (3) year period, beginning March 27, 2002. Each year, the Optionee may exercise up to one-third (1/3) of the Option, by notice in writing to the Company to that effect. The Option shall be exercisable for a three-year period as shown below. Any such notice given to the Company (an "Exercise Notice") shall specify the number of shares with respect to which the Option is being exercised and shall be accompanied by a certified check to the Company in full payment of the Option Price for the number of shares then being purchased.

DATE VESTED	EXPIRATION DATE	# OF SHARES AVAILABLE FOR PURCHASE
03/27/02	03/27/05	66,667
03/27/03	03/27/06	66,667
03/27/04	03/27/07	66,666

DELIVERY OF SHARE CERTIFICATE

5. The Company shall, within five business days after receipt of the Exercise Notice, deliver to the Optionee a share certificate representing the number of shares with respect to which the Option was exercised and issued as of the date of the Exercise Notice.

6. An Exercise Notice shall be deemed to have been given, if delivered, on the date of delivery, or if mailed, on the date of mailing. A mailed Exercise Notice shall be sent by prepaid registered mail addressed to the Company at its San Diego address.

OPTION ONLY

7. Nothing herein contained or done pursuant hereto shall obligate the Optionee to purchase and/or pay for any shares of the Company, except those shares in respect of which the Optionee shall have exercised all or any part of the Option granted hereunder.

8. The Optionee shall have no rights whatsoever as a shareholder in respect of any of the shares optioned hereunder other than in respect of optioned shares upon which the Optionee shall have exercised all or any part of the Option granted hereunder and which shall have been taken up and paid for in full.

FILING WITH REGULATORY AUTHORITIES

9. This Agreement is required to be filed with the United States Securities and Exchange Commission (the "SEC").

CAPITAL REORGANIZATION

10. In the event the authorized capital of the Company as presently constituted is consolidated into a lesser number of shares or subdivided into a greater number of shares, the number of shares in respect of which the Option remains unexercised shall be decreased or increased proportionately as the case may be, and the then prevailing purchase price to be paid by the Optionee for each such share shall be correspondingly decreased or increased as applicable. In the event the Company shall determine to amalgamate or merge with any other company or companies (and the right to do so is hereby expressly reserved) whether by way of statutory amalgamation, sale of its assets and undertaking, or otherwise howsoever, then and in each such event the number of shares in the corporation resulting from such amalgamation or merger in respect of which the Option remains unexercised shall be such number of shares in that corporation as would have been acquired by the Optionee pursuant to the amalgamation or merger had the Option been fully exercised immediately prior to the date of such amalgamation or merger and the then prevailing purchase price of the shares to be paid by the Optionee shall be correspondingly decreased or increased as applicable.

TERMINATION OF OPTION

11. The Option is not assignable or transferable and shall terminate on the 30th day following the date upon which the Optionee fails to exercise it, for any reason or cause whatsoever, during the term of this Agreement; provided, however, that if such is due to the death of the Optionee, the personal representative of the Optionee shall have the right to exercise any unexercised part of the Option for a period of one year following the date of death of the Optionee.

REGULATORY AND DIRECTORS APPROVAL

12. This Agreement is subject to the approval of the Company's Directors. The granting of the Option has been approved by the members of the Company as part of the general approval for the granting of new stock options to recruit Directors of the Board of the Company passed by ordinary resolution of the members of the Company.

TIME OF THE ESSENCE

13. Time shall be of the essence of this Agreement.

SUCCESSORS

14. This Agreement shall enure to the benefit of and be binding upon the heirs, executors and administrators of the Optionee and the successors of the Company.

IN WITNESS WHEREOF the parties hereto have caused these presents to be executed as of the day and year first above written.

RIMPAC RESOURCES, LTD.

Per:

---------------------------------------

Thomas Johnson,

President & CEO (Company)

Per:

---------------------------------------

Sheldon Silverman,

Director (Company)

OWEN BETHEL

Per:

---------------------------------------

Owen Bethel (Optionee)

* * *

Exhibit 10.4 Marketing & Services Contract Agreement between Rimpac Resources Ltd. and Hi-Tek Multimedia, Inc. dated February 1, 2003

MARKETING & SERVICES CONTRACT AGREEMENT

This Marketing and Services Contract Agreement (Agreement) between HI-TEK Multimedia, Inc. (HI-TEK) and Rimpac Resources, Ltd. (Rimpac) dated February 1, 2003, proposes to provide marketing, production and consulting services for its subsidiary company, InternetLOTO.com, as defined below for the following agreed upon period of January 1, 2003 - December 31, 2003:

Services Descriptions: 9; 9; 9; 9;

I. Marketing

A. Develop a marketing plan for the year 2003

1. Design a Promotional Website with Investor Relations focus

2. Design InternetLOTO's new presentation

a. Media kit

b. Online slide presentation

c. Company CD-ROM presentation

3. Design new graphics for Company's updated website

4. Design new FLASH introduction for website

5. Design new biz cards

6. Design new letterheads

7. Design new advertising banners (up to 10 new designs) (in FLASH, SHOCKWAVE , GIFS and HTML formats)

8. Design and develop messages for email campaigns

9. Design advertisements for offline marketing

a. Newspaper

b. Magazines

c. Radio

d. TV

e. Billboard (including mobile ones)

f. Posters

g. Postcards, flyers, stickers, etc

B. Design and Develop customized InternetLOTO WEBRING (up to 30 sites capacity)

C. Register Domain Names (for 1 year)

1. internetLOTO.com

2. internetLOTO.net

3. internetLOTO.org

4. LOTOinternet.com

5. theLOTO.com

6. 1866LOTO.com

7. 1-866-LOTO.com

8. 866LOTO.com

9. RimpacResources.com

D. Research and assist with purchasing ads and media

1. Work with Advertising agencies and e-marketers to deliver messages and track their effectiveness

II. Production

A. Re-design and program new Promotional website w/ forms

B. Re-design Internet LOTO Play front end website w/ additional features

C. Produce interactive banners

D. Program proprietary / customized WEBRING

E. Program Flash animation w/ music for website introduction

F. Produce and print corporate presentation media kit

G. Replicate CD-ROM discs and packaging

H. Work with Printing companies

I. Work with media companies (radio, TV, periodicals, etc)

J. Print new biz cards

K. Print new letterheads

L. Host and maintain websites

M. Produce traffic reports

N. Submit websites to Search Engines (up to 10 top engines)

O. Set up new email accounts

P. Set up email servers

Q. Set up website secure servers

R. Set up database server

S. Set up network system for operations and administration

T. Translate website into multiple languages - as needed (Spanish, Vietnamese, German, French, Chinese, Korean, etc)

III. Consulting

A. Assist with business filings

B. Apply for Trademark/ Service marks of new products

C. Assist with revising Business and Marketing plan

D. Research and analysis (Gaming and Lottery)

E. Assist with identifying essential software, hardware, network systems and secure servers for e-commerce

F. Identify Internet gaming licenses with various countries

G. Identify countries with ticket distribution opportunities

1. Internet Café

2. Retail outlets

3. Touch screen kiosks

H. Introduce potential state and governments to market and service their sanctioned lotteries

I. Identify translation software and services

J. Assist with writing and reviewing Press releases

HI-TEK and Rimpac are entering this agreement with the full knowledge and understanding that the principals of both companies are related. With that disclosed, the said principals desire to keep the business matters completely separate and therefore enter this agreement.

HI-TEK agrees to submit changes in costs to Rimpac for approval prior to performing work.

HI-TEK does not have any proprietary right in any product for Internet LOTO. Internet LOTO owns and has rights to all intellectual property matters and is hereby granted all such rights. HI-TEK will have no ownership rights in Internet LOTO and Internet LOTO will have no ownership rights in HI-TEK.

HI-TEK warrants and represents that it has substantial ties with foreign countries and that those ties will be used for the benefit of Internet LOTO. HI-TEK will use it's best efforts to promote and market Internet LOTO but does not give up any rights to market or cross market any other customer of HI-TEK.

Therefore, with the aforementioned prices and the references made in the prospective business plan the parties hereby agree that HI-TEK will fulfill the marketing needs of Internet LOTO in the future and be compensated as listed above for past works done on behalf of Internet LOTO.

/s/ /s/

_____________________________ _______________________________

Lee Johnson, President Thomas M. Johnson, President & CEO

HI-TEK Multimedia, Inc. Rimpac Resources, Ltd.

* * *

Exhbit 99.1. Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the annual Report of Rimpac Resources Ltd. (the "Company") on Form 10-KSB for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas M. Johnson, hereby certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Thomas Johnson _______________________________ Thomas Johnson	RIMPAC RESOURCES LTD President, Secretary, Treasurer and Director	December __, 2003

* * *

Exhibit 99.2. Independent Auditors' Report

Rimpac Resources Ltd.
(A Development Stage Company)
Table of Contents

F-1

Independent Auditors' Report

Shareholders and Board of Directors
Rimpac Resources Ltd.

We have audited the accompanying balance sheet of Rimpac Resources Ltd. (a development stage company) as of December 31, 2002 and the related statements of operations, of stockholders' deficit, and of cash flows for the year ended December 31, 2002, and for the period from September 19, 2001 (inception) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the Company's balance sheet at December 31, 2001 and the related statement of operations for the period September 19, 2001 (inception) through December 31, 2001. The 2001 financial statements were reported on by other auditors whose report dated July 29, 2002 expressed a going concern opinion in those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rimpac Resources Ltd. (a development stage company) as of December 31, 2002, and the results of its operations, and its cash flows for the year ended December 31, 2002,and the period from September 19, 2001 (inception) to December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred recurring losses from operations and has working capital and stockholder deficiencies. The Company's financial position and operating results raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Wong Johnson & Associates
A Professional Corporation

Temecula, California November 20, 2003

F-2

RIMPAC RESOURCES LTD.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

ASSETS
	December 31, 2002	December 31, 2001
CURRENT ASSETS
Cash	$ 2,553	$ 1,000
Total Current Assets	2,553	1,000

Fixed Assets
Computers, net	10,751	9,284
Gaming Engine	125,000	125,000
Web site	35,000	35,000
TOTAL PROPERTY AND EQUIPMENT	170,751	169,284
TOTAL ASSETS	$ 173,304	$ 170,284

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Advances from related parties	$ 346,287	$ 1,000
Accounts payable-related party	1,415,399	445,772
Accounts payable	33,959
Accrued liabilities	20,000	10,500
Income tax payable	2,400	800
TOTAL CURRENT LIABILITIES	1,818,045	458,072

LONG TERM LIABILITIES
STOCKHOLDERS DEFICIT
Common stock	20,000
Additional paid in capital	684,598
Accumulated deficit during development stage	(2,349,339)	(287,788)
Total stockholders' deficit	(1,644,741)	(287,788)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 173,304	$ 170,284

See accompanying notes to financial statements.

F-3

RIMPAC RESOURCES LTD.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF OPERATIONS

		From Inception September 19, 2001 Through	From Inception September 19, 2001 Through
	December 31 2002	December 31 2001	December 31 2002

REVENUES

RESEARCH AND DEVELOPMENT	35,000	20,000	55,000

ADMINISTRATIVE AND SELLING EXPENSES
Professional and consulting fees	1,797,302	38,050	1,834,552
General and administrative expenses	45,061	1,382	47,243
Office occupancy	17,858	1,139	18,997
Marketing	5,350	225,400	230,750
Travel and entertainment	80,582	1,017	81,599

TOTAL ADMINISTRATIVE EXPENSE	1,946,153	266,988	2,213,141

NET LOSS FROM OPERATIONS	(1,981,153)	(286,988)	(2,268,141)

OTHER INCOME (EXPENSES)

INCOME TAXES	800	800	1,600

NET LOSS	$ (1,981,953)	$ (287,788)	$ (2,269,741)

Weighted Average Shares	16,450,000	19,045,833	13,224,110
Loss per share	$ (0.10)	$ (0.07)	$ (0.14)

See accompanying notes to financial statements

RIMPAC RESOURCES LTD.

(A DEVELOPMENT STAGE COMPANY)

Statement of Changes in Stockholders' Deficit

For the Period September 19, 2001 (Inception) through

December 31, 2002
	Common Stock Shares	Common Stock Amount	Additional Paid in Capital	Deficit Accumulated During the Development Stage	Total
September 19, 2001 Beginning Balance	-	-	-	-	-
October 28, 2001 Founder Shares	2,000,000	-	-	-	-
Net Loss for Period September 19, 2001 through December 31, 2001	-	-	-	$ (287,788)	$ (287,788)
Balance, December 31, 2001	2,000,000	-	-	$ (287,788)	$ (287,788)

Issuance of Stock for Expenses	6,000,000	$6,000	$219,000	$ -	$ 225,000
Reverse Acquisition of Rimpac Resources	8,550,000	8,550	24,162	(79,598)	(46,886)
Conversion of Internet Loto Shares	3,450,000	5,450	41,436	-	46,886
Estimated value of vested stock options	-	-	400,000	-	400,000
Net Loss for Year Ended December 31, 2002	-	-	-	(1,981,953)	(1,981,953)
Balance, December 31, 2002	20,000,000	$ 20,000	$ 684,598	$ (2,349,339)	$ (1,644,741)

See accompanying notes to financial statements.

RIMPAC RESOURCES LTD.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS

For the Period September 19, 2001 (Inception) through

December 31, 2002

	Year Ended December 31 2002	From Inception September 19, 2001 Through December 31, 2001	From Inception September 19, 2001 Through December 31 2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$ (1,981,953)	$ (287,788)	$ (2,269,741)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock for services	225,000		225,000
Estimated Value of Vested Stock Options	400,000		400,000
Changes in:
Accrued liabilities	11,100	11,300	97,047
Accounts payable-related party	969,627		1,415,399
Accounts payable	33,959	445,772	33,959
Net cash used in operating activities	(342,267)	169,284	(98,336)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of computers	(1,467)	(9,284)	(10,751)
Gaming engine		(125,000)	(125,000)
Web site	-	(35,000)	(35,000)
Net cash used in investing activities	(1,467)	(169,284)	(170,751)
CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	348,887		348,887
Repayment of advances from related parties	(3,600)		(3,600)
Notes Payable	-	1,000	1,000
Net cash provided by financing activities	345,287	1,000	346,287
NET INCREASE IN CASH	1,553	1,000	2,553

Cash, beginning of period	1,000	0	0
Cash, end of period	$ 2,553	1,000	$ 2,553

SUPPLEMENTAL NON CASH INVESTING AND FINANCING ACTIVITIES:

The Company issued 8,587,500 share of stock for consulting services to Amoeba Corporation. The stock was valued based upon 3,000 hours of consulting services at $75.00 an hour. Total value $225,000.

The Company also issued stock options for services. The value of the options were calculated using a Black-Scholes pricing model. The total value of the options is $400,000.

SUPPLEMENTAL INFORMATION:

Interest paid	$ 0
Taxes paid	$ 0

See accompanying notes to financial statements.

F-5

RIMPAC RESOURCES LTD.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION AND BUSINESS COMBINATION

On January 17, 2002, Rimpac Resources Ltd. ("Rimpac") entered into a share exchange agreement to acquire Internet Loto, Inc. The Company closed its acquisition of Internet Loto, Inc. pursuant to the terms of the share exchange agreement on February 1, 2002.

Rimpac issued 11,450,000 shares of its common stock to the shareholders of Internet Loto, Inc. and, following the acquisition, there were 20,000,000 shares of common stock of the Company issued and outstanding. The presentation of issued and outstanding shares of common stock previously presented has been changed to reflect this transaction.

The transaction has been accounted for as a reverse acquisition. As a result of the reverse acquisition, the operating entity, Internet Loto, Inc. has continued as the operating entity and its historical financial statements have replaced those of Rimpac Resources, Ltd.

Internet Loto, Inc. is developing and marketing InternetLOTO.com, the first global internet lottery web portal, where worldwide players may purchase e-tickets for various state and governmental sanctioned lotteries.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Rimpac has experienced recurring losses, has an accumulated deficit of $2,349,339 and has not yet commenced operations. These factors, among others, raise substantial doubt as to its ability to obtain long-term debt or equity financing to continue its online and offline marketing programs, complete the web portal and, thereby, commence operations and the generation of revenues.

During the year ended December 31, 2002, management has continued to seek additional capital investment to support its business ventures and provide the capital considered necessary to support operations.

Accordingly, the financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or other adjustments that might be necessary should the Company be unable to continue as a going concern.

Fair Value of Financial Instruments

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures About Fair Value of Financial Instruments." SFAS No. 107 requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amounts of the Company's financial instruments as of December 31, 2002 approximate their respective fair values because of the short-term nature of these instruments. Such instruments consist of cash, accounts payable and accrued expenses. The fair value of related party payables is not determinable.

Property and Equipment

Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the depreciable assets, which range from three to seven years. Management evaluates useful lives regularly in order to determine recoverability taking into consideration current technological conditions. Repairs and maintenance are charged to expense as incurred while improvements are capitalized. Upon the sale or retirement of property and equipment, the accounts are relieved of the cost and the related accumulated depreciation, with any resulting gain or loss included in the statement of operations.

Accounting for Long-Lived Assets

Long lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In that case, if the sum of the expected future cash flows is less than the carrying amount of the asset, an impairment loss is recognized for the difference between the carrying amount of the asset and its fair value.

Research and Development Expense

Research and development costs are expensed as incurred and amounted to $35,000 and $20,000 for the periods ended December 31, 2002 and 2001, respectively.

Advertising Costs

The Company expenses advertising and marketing costs as they are incurred. Advertising and marketing costs for the periods ended December 31, 2002 and 2001 was approximately $5,000 and $225,000, respectively.

Loss Per Common Share

Basic net loss per common share is computed by dividing the net loss by the weighted average number of outstanding common shares during the periods presented. At December 31, 2002, basic loss per share and diluted loss per share are the same amount because the impact of additional common shares that might have been issued under the Company's stock option agreements would be anti-dilutive.

Income Taxes

The Company utilizes SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Issuance of Stock for Services

Shares of the Company's common stock issued for services are recorded in accordance with SFAS No. 123, "Accounting for Stock Based Compensation," at the fair market value of the stock issued or the fair market value of the services provided, whichever is the more clearly evident.

Stock-Based Compensation

SFAS No. 123, "Accounting for Stock-Based Compensation," establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the current implicit value accounting method specified in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," to account for stock-based compensation.

The Company determined that it will not change to the fair value method and will continue to use the implicit value based method for stock options issued to employees and has disclosed the pro forma effect of using the fair value based method to account for its stock-based compensation.

Comprehensive Income

In June 1999, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." This pronouncement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income consists of net income and unrealized gains on available-for-sale securities; foreign currency translation adjustments; changes in market values of future contracts that qualify as a hedge; and negative equity adjustments recognized in accordance with SFAS No. 87. The Company, however, does not have any components of comprehensive income as defined by SFAS No. 130 and therefore, for the periods ended December 31, 2002 and 2001, comprehensive income is equivalent to the Company's net loss.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from those estimates. Significant estimates made by management are, among others, realizability of long-lived assets, deferred taxes and vendor obligations.

Segment and Geographic Information

The Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" effective in 1998. SFAS No. 131 requires enterprises to report financial and descriptive information about reportable operating segments. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company evaluated SFAS No. 131 and determined that the Company operates in only one segment.

Other Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but instead tested for impairment at least annually in accordance with the provisions of the statement. SFAS No. 142 also requires that intangible assets with definite lives be amortized over their respective useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. The Company will not continue to amortize goodwill existing at December 31, 2001 until the new standard is adopted and test goodwill for impairment in accordance with SFAS No. 121. The Company adopted the standard beginning January 1, 2002, and is currently evaluating the effect that adoption of the provisions of SFAS No. 142 will have on its results of operations and financial position.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires liability recognition for obligations associated with the retirement of tangible long-lived asset and the associated asset retirement costs. The Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002 with earlier application encouraged. The implementation of SFAS No. 143 will not have a material affect on the Company's results of operations or financial position.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," in that it removes goodwill from its impairment scope and allows for different approaches in cash flow estimation. However, SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of. SFAS No. 144 also supersedes the business segment concept in APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," in that it permits presentation of a component of an entity, whether classified as held for sale or disposed of, as a discontinued operation. However, SFAS No. 144 retains the requirement of APB Opinion No. 30 to report discontinued operations separately from continuing operations. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001 with earlier application encouraged. Implementation of SFAS No. 144 will not have a material effect on the Company's results of operations or financial position.

On April 30, 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 rescinds SFAS No. 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Early application of the provisions of SFAS No. 145 may be as of the beginning of the fiscal year or as of the beginning of the interim period in which SFAS No. 145 is issued. The Company has elected to adopt SFAS No. 145, but it will not have a material effect on the December 31, 2002 financial statements.

In July 2002, the Financial Accounting Standards Board issued SFAS, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS No.146 is effective for exit or disposal activities that are initiated after December 31, 2002. Management is evaluating the effect of this statement on the Company's results of operations and financial position.

3. FIXED ASSETS

The Company has paid $125,000 for the development of a gaming engine and $35,000 for a web site through a related party. Since the gaming engine and web site are not fully operational at this point in time the Company has not begun depreciation. Once fully operational the Company anticipates depreciating these assets. Our management continually reviews its gaming engine and website for impairment and believes the carrying value of the assets are recoverable.

4. CAPITAL STRUCTURE

Common Stock

The Company has authorized 50,000,000 of $0.001 par common stock. As of December 31, 2002, 20,000,000 shares were issued and outstanding.

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

Preferred Stock

The Board of Directors has the authority to issue preferred stock and to fix and determine its series, relative rights and preferences. As of December 31, 2002, no classes of preferred stock were authorized, issued or outstanding.

5. RELATED PARTY TRANSACTIONS

Advances From Related Parties

As of December 31, 2002, the Company has unpaid stockholder advances of approximately $269,000. Outstanding advances are non-interest bearing and are repayable upon demand.

On December 12, 2001, the Company issued a $10,000 note payable, which accrues interest at a rate of 10% per year, to a related party. The note and interest is due on May 12, 2002.

From inception through December 31, 2002, the Company had received $348,287 of operating advances from related parties, $5,000 of which was repaid in the form of an issuance of 2,000,000 shares of common stock at $0.0025 per share.

Reverse Acquisition

Owen Bethel, a director of the Company, controls Amoeba Corporation which received 8,587,500 shares of the Company's stock as part of the reverse acquisition with Internet Loto, Inc.

Additionally, during March 2002, the Company entered into a stock option agreement with Mr. Bethel to purchase 200,000 shares of the Company's common stock at $1.00 per share.

The options vest over a three-year period, beginning March 27, 2002 and expire three years after becoming exercisable. As of December 31, 2002, no options had yet been exercised.

Additionally, the Company may offer to Mr. Bethel an additional 200,000 shares at $5.00 per share, vested over three years, effective March 27, 2005 to March 26, 2008.

Consulting and Stock Option Agreements

Company President

During April 2002, the Company entered into a consulting and stock option agreement with the Company's President. As consideration for services to be rendered, the President receives a monthly fee of $15,000 and a stock option agreement to purchase 1,500,000 shares of the Company's common stock at $0.50 per share.

The options expire after three years, and vest one-third per year. According to the agreement, the first third vested on the effective date of the agreement as an enticement to enter into the agreement. The fair market value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 6.48%; expected life of the option of 3 years; zero dividend yield, and a volatility factor of the expected market price of Rimpac common stock of 0.25%. The fair market value of the options earned during the year ended December 31, 2002 was estimated at $400,000 and recorded to professional and consulting fees with an offset to additional paid in capital.

Additionally, the Company may offer to the President an additional 2,000,000, shares at $5.00 per share, vested over three years, effective February 6, 2005 to February 6, 2008.

Company Shareholder

During May 2002, the Company entered into one-year agreement with a shareholder to provide consulting services to the Company. As consideration for services to be rendered, the consultant receives a monthly fee of $7,000 and a stock option agreement to purchase 100,000 shares of the Company's common stock at $0.85 per share. Subsequent to year end, we extended the consulting agreement for an additional year on similar terms.

Additionally, should cash flow not allow for payment of services, the consultant has the option to accept the Company's common stock as payment valuing the shares at the then current market value of the date of issuance. As of December 31, 2002, $59,000 in fees is unpaid and is included in advances from related parties in the balance sheet.

The options expire after three years, and vest upon the Company generating revenues of at least $100,000. As of December 31, 2002, no options had yet been exercised.

6. INCOME TAXES

Significant components of the provision for taxes based on income for the periods ended December 31 are as follows:

	2002	2001

Current
Federal	$-	$-
State	800	800

	800	800

Deferred	-	-
Federal	-	-
State
Provision for income taxes	$800	$800

A reconciliation of the provision for income tax expense with the expected income tax computed by applying the federal statutory income tax rate to income before provision for (benefit from) income taxes for the periods ended December 31 is as follows:

	2002	2001

Income tax provisions (benefit) computed
at federal statutory rate	(35.00%)	(35.00%)

State taxes	(8.84%)	(8.84%)

Increase in the valuation allowance	43.85%	43.85%

Total	0.01%	0.01%

Significant components of the Company's deferred tax assets and liabilities for income taxes consist of the following:

	2002	2001
Deferred tax asset
Net operating loss carryforwards	$ 2,269,741	$ 287,788
	2,269,741	287,788

Deferred Tax Liability	998,686	126,137
Deferred tax liability
State income taxes	(200,418)	(25,412)
Net deferred tax asset	798,268	100,725
Valuation allowance	(798,268)	(100,725)

	$ -	$ -

At December 31, 2002, the Company has available approximately $998,686 and $126,137 in Federal and State net operating loss carryforwards available to offset future federal and state income taxes, respectively, which begin to expire in 2021.

Tax rules impose limitations on the use of net operating losses following certain changes in ownership. Such a change occurred in 1999 and 2000, which will limit the utilization of the net operating losses in subsequent years.

7. LITIGATION

There are no significant legal proceedings against the Company with respect to matters arising in the ordinary course of business.

8. FOREIGN CURRENCY EXCHANGE AND TRANSLATION

The functional currency of the Company is the U.S. dollar. The Company, in 2001 also had a Canadian dollar bank account it uses for some operations. For reporting purposes, the financial statements are presented in U.S. dollars in accordance with SFAS No. 52, "Foreign Currency Translation." The balance sheet is translated into U.S. dollars at the exchange rates prevailing at the balance sheet date and the statement of operations and cash flows at the average rates for the relevant periods. The Company does not use foreign exchange contracts, interest rate foreign currency exchange and translation swaps, or option contracts.

9. SUBSEQUENT EVENTS

Rimpac signed a renewed Marketing & Services Contract Agreement with Hi-Tek on February 1, 2003. The agreement is attached as an exhibit to Form 10-KSB. The essential terms of the agreement are as follows. The term of the agreement is January 1, 2003 to December 31, 2003. Hi-Tek agreed to provide a wide range of services to Rimpac's subsidiary, InternetLOTO.com including marketing services, production services, and consulting services. Under the agreement, Hi-Tek is to receive $50,000 per month for one year. However, this agreement was later modified; specifically, Rimpac lacked funds to pay for the services under the renewed Marketing & Services Contract Agreement. Thus, effective April 1, 2003, the parties agreed that Hi-Tek would scale back its services and offer solely website hosting and email services for the price of $250 per month.

On April 15, 2003, Hi-Tek advanced a loan in the amount of $7,000 to Rimpac. The loan is non-interest bearing and repayable upon demand.

On September 20, 2003 the Company entered into a mutual compromise agreement and mutual release with our contract accountant whereby he agreed to accept $10,000 in cash payable immediately and $15,000 worth of Rimpac's common stock to be paid in January of 2004 based upon the closing price of Rimpac's common stock on the last trading day of 2003, as full payment for a liability of $27,500 owed to him.

On October 1, 2003, the Company received a loan for $50,000 and in consideration we issued a $50,000 convertible secured promissory note, which accrues interest at a rate of 10% per year. The note and interest are due by November 30, 2003. The interest rate on balances outstanding after such date changes to 12% per year. The number of shares of common stock into which the note is convertible shall be determined by dividing the aggregate principal amount together with all accrued interest to the date of conversion by the conversion price in effect at such time. The conversion price shall be equal to the lessor of (a) 10% of the average daily closing prices of Rimpac common stock for the three trading days immediately prior to the conversion and (b) 10% of the average daily closing prices of Rimpac common stock for the twenty trading days immediately after the date the note was executed. As of November 30, 2003, no amount of principal or interest has been converted to Rimpac common stock.

The Company extended the consulting agreement described above in Note 5 with a shareholder at similar terms.