Form 10QSB
period 2003-03-31
RIMPAC RESOURCES LTD/NM
filed 2004-01-26
CIK 1060080

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

For the quarterly period ended: March 31, 2003

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
RIMPAC RESOURCES LTD (A DEVELOPMENT STAGE COMPANY) Balance Sheet

	March 31, and	December 31,
	2003	2002

Assets

Current assets
Cash	$ 650	$ 2,553
Total current assets	650	2,553

Computers, net	6,308	10,751
Gaming Engine	125,000	125,000
Web site	35,000	35,000
Total Property and Equipment	166,308	170,751
Total Assets	$ 166,958	$ 173,304

Liabilities and Stockholders' Deficit

Current Liabilities
Advances from related parties	$ 372,087	$ 346,287
Accounts payable-related parties	1,682,203	1,415,399
Accounts payable	34,109	33,959
Accrued liabilities	19,000	20,000
Income tax payable	2,400	2,400
Total Current Liabilities	2,109,799	1,818,045

Long Term Liabilities	-	-

Total Liabilities	2,109,799	1,818,045
Stockholders' Deficit
Common Stock, $0.001 par value, 50,000,000
	shares authorized, 20,000,000 shares issued
and outstanding.	20,000	20,000
Additional paid in capital	684,598	684,598
Accumulated deficit during development stage	(2,647,439)	(2,349,339)

Total stockholders' deficit	(1,942,841)	(1,644,741)

Total Liabilities and Stockholders' Deficit	$ 166,958	$ 173,304

RIMPAC RESOURCES LTD (A DEVELOPMENT STAGE COMPANY) Statement of Operations

	Period From		From Inception
	January 1, 2003	January 1, 2002	September 19, 2001
	To	To	To
	March 31, 2003	March 31, 2002	March 31, 2003

Sales	$ -	$ -	$ -

Cost of sales	-	-	-

Gross profit	-	-	-

Operating expenses
Consulting	255,496	396,685	2,087,647
General and administrative	14,415	93,176	63,259
Office occupancy	4,569	10,089	23,566
Marketing	20,500	-	251,250
Travel and entertainment	1,520	18,313	83,119
Research and development	-	30,850	55,000
Total operating expenses	296,500	549,113	2,563,841

Loss from operations	(296,500)	(549,113)	(2,563,841)

Other income (expense)
Income taxes	-	(800)	(2,400)

Total other income (expense)	-	(800)	(2,400)

Net loss	$ (296,500)	$ (549,913)	$ (2,561,441)

Weighted Average Shares	20,000,000	16,450,000	20,000,000

Loss Per Common Share	$ (0.01)	$ (0.03)	$ (0.13)

RIMPAC RESOURCES LTD (A DEVELOPMENT STAGE COMPANY) Statement of Cash Flows

	Period From		From Inception
	January 1, 2003	January 1, 2002	September 19, 2001
	To	To	To
	March 31, 2003	March 31, 2002	March 31, 2003

Cash flows from operating activities:
Net loss	$ (296,500)	$ (549,913)	$ (2,566,241)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation	4,444		4,444
Stock issued for services		225,000	225,000
Estimated value of vested options			400,000

Increase (decrease) in liabilities
Accounts payable and accrued liabilties	(2,450)	18,747	53,910
Accounts payable-related parties	266,803	-	1,682,201
Net cash used by operating activities	(27,703)	(306,166)	(200,686)

Cash flows from investing activities:
Accquisition of equipment	-	(1,467)	(10,751)
Gaming engine			(125,000)
Web site			(35,000)
Net cash used by investing activities	-	(1,467)	(170,751)

Cash flows from financing activities:
Proceeds from advances from related parties	25,800	306,682	372,087
Net cash provided by financing activities	25,800	306,682	372,087

Net increase (decrease) in cash	(1,903)	(951)	650

Cash at beginning of period	2,553	1,000	-

Cash at end of period	$ 650	$ 49	$ 650

SUPPLEMENTAL NON CASH INVESTING AND FINANCING ACTIVITIES:

The Company issued 8,587,500 share of stock for consulting services to Amoeba Corporation.
The stock was valued based upon 3,000 hours of consulting services at $75.00 an hour, equaling a total value $225,000.
The Company also issued stock options for services,
the value of the options were calculated using a Black-Scholes pricing model.
The total value of the options is $400,000.

SUPPLEMENTAL INFORMATION:

Interest paid	$ -	-	-
Taxes paid	$ -	-	-

RIMPAC RESOURCES LTD.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2003

(UNAUDITED)

1. ORGANIZATION AND BUSINESS COMBINATION

On January 17, 2002, Rimpac Resources Ltd ("Rimpac") entered into a share exchange agreement to acquire InternetLOTO, Inc. The Company closed its acquisition on InternetLOTO, Inc. pursuant to the terms of the share exchange agreement on February 1, 2002.

Rimpac issued 11,450,000 shares of its common stock to the shareholders of InternetLOTO, Inc. and, following the acquisition, there were 20,000,000 shares of common stock of the Company issued and outstanding.

The transaction has been accounted for as a reverse acquisition. As a result of the reverse acquisition, the operating entity, Rimpac Resources Ltd has continued as the operating entity and its historical financial statements have replaced those of InternetLOTO, Inc.

InternetLOTO, Inc. is developing and marketing InternetLOTO.com, the first global internet lottery web portal, where worldwide players may purchase e-tickets for various state and governmental sanctioned lotteries.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Rimpac has experienced recurring losses, has an accumulated deficit of $2,647,439 and has not yet commenced operations. These factors, among others, raise substantial doubt as to its ability to obtain long-term debt or equity financing to continue its online and offline marketing programs, complete the web portal and, thereby, commence operations and the generation of revenues.

During the three months ended March 31, 2003, management has continued to seek additional capital investment to support its business ventures and provide the capital considered necessary to support operations.

Accordingly, the financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or other adjustments that might be necessary should the Company be unable to continue as a going concern.

Unaudited Interim Financial Information

The accompanying interim balance sheet as of March 31, 2003 and the statements of operations and cash flows for the three-month period ended March 31, 2003, together with the related notes are unaudited and, in the opinion of management, include all normal recurring adjustments that the Company considers necessary. Certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. A more complete description of accounting policies and disclosures is included in the Company's annual report on Form 10-KSB. The results of operations for the three-month period ended March 31, 2003 are not necessarily indicative of operating results to be expected for the full year.

Fair Value of Financial Instruments

Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amounts of the Company's financial instruments as of March 31, 2003 and December 31, 2002 approximate their respective fair values because of the short-term nature of these instruments. Such instruments consist of cash, accounts payable and accrued expenses. The fair value of related party payables is not determinable.

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

Stock-Based Compensation

SFAS No. 123, "Accounting for Stock-Based Compensation," establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the current implicit value accounting method specified in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," to account for stock-based compensation.

The Company determined that it will not change to the fair value method and will continue to use the implicit value based method for stock options issued to employees.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made by management are, among others, realizability of long-lived assets and deferred taxes.

Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of outstanding common shares during the periods presented. At March 31, 2003 and 2002, basic income (loss) per share and diluted income (loss) per share are the same amount because the impact of additional common shares that might have been issued under the Company's stock option agreements would be anti-dilutive.

3. FIXED ASSETS

The Company has paid $125,000 for the development of a gaming engine and $35,000 for a web site through a related party. Since the gaming engine and web site are not fully operational at this point in time the Company has not begun depreciation. Once fully operational the Company anticipates depreciating these assets. Company management continually reviews its valuation of the gaming engine and website for impairment and believes the carrying value of such assets is recoverable.

4. CAPITAL STRUCTURE

Preferred Stock

The Board of Directors has the authority to issue preferred stock and to fix and determine its series, relative rights and preferences. As of March 31, 2003 and December 31, 2002, no classes of preferred stock were authorized, issued or outstanding.

Common Stock

The Company has authorized 50,000,000 of $0.001 par common stock. As of March 31, 2003 and December 31, 2002, 20,000,000 shares were issued and outstanding.

5. RELATED PARTY TRANSACTIONS

Advances From Related Parties

As of March 31, 2003, the Company has unpaid stockholder advances of approximately $372,087. Outstanding advances are non-interest bearing and are repayable upon demand.

Rimpac signed a renewed Marketing & Services Contract Agreement with Hi-Tek, a related party through common principals, on February 1, 2003. The essential terms of the agreement are as follows. The term of the agreement is January 1, 2003 to December 31, 2003. Hi-Tek agreed to provide a wide range of services to Rimpac including marketing services, production services, and consulting services. Under the agreement, Hi-Tek is to receive $50,000 per month for one year. However, this agreement was later modified; specifically, Rimpac lacked funds to pay for the services under the renewed Marketing & Services Contract Agreement. Thus, effective April 1, 2003, the parties agreed that Hi-Tek would scale back its services and offer solely website hosting and email services.

On April 15, 2003, Hi-Tek advanced a loan in the amount of $7,000 to Rimpac. The loan is non-interest bearing and repayable upon demand.

Reverse Acquisition

Owen Bethel, a director of the Company, controls Amoeba Corporation which received 8,587,500 shares of the Company's stock as part of the reverse acquisition with InternetLOTO, Inc. Additionally, during March 2002, the Company entered into a stock option agreement with Mr. Bethel to purchase 200,000 shares of the Company's common stock at $1.00 per share.

The options vest over a three-year period, beginning March 27, 2002 and expire three years after the options becomes exercisable. As of March 31, 2003, no options had yet been exercised.

Additionally, the Company may offer to Mr. Bethel an additional 200,000 shares at $5.00 per share, vested over three years, effective March 27, 2005 to March 26, 2008.

Consulting and Stock Option Agreements

Chief Executive Officer

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

The options vest over a three-year period beginning February 6, 2002 and expire three years after option becomes exercisable. As of March 31, 2003, no options had yet been exercised.

Additionally, the Company may offer to the CEO an additional 2,000,000, shares at $5.00 per share, vested over three years, effective February 6, 2005 to February 6, 2008.

Shareholder and Consultant

During May 2002, the Company entered into one-year agreement with a shareholder to provide consulting services to the Company. As consideration for services to be rendered, the consultant receives a monthly fee of $7,000 and a stock option agreement to purchase 100,000 shares of the Company's common stock at $0.85 per share. Subsequent to March 31, 2003, The Company extended the consulting agreement for an additional year on similar terms.

Additionally, should cash flow not allow for payment of services, the consultant has the option to accept the Company's common stock as payment valuing the shares at the then current market value of the date of issuance. As of March 31, 2003, approximately $69,500 in fees are unpaid and are included in advances from related parties in the balance sheet.

The options expire after three years, and vest upon the Company generating revenues of at least $100,000. As of March 31, 2003, no options had yet been exercised.

6. LITIGATION

There are no significant legal proceedings against the Company with respect to matters arising in the ordinary course of business.

7. SUBSEQUENT EVENTS

On September 20, 2003 the Company entered into a mutual compromise agreement and mutual release with our contract accountant whereby he agreed to accept $10,000 in cash payable immediately and $15,000 of Rimpac's common stock to be paid in January of 2004 based upon the closing price of Rimpac's common stock on the last trading day of 2003, as full payment for a liability of $27,500 owed to him.

On October 1, 2003, the Company received a loan for $50,000 and in consideration we issued a $50,000 convertible secured promissory note, which accrues interest at a rate of 10% per year. The note and interest are due on demand. The interest rate on balances outstanding after demand for payment is made changes to 12% per year. The number of shares of common stock into which the note is convertible shall be determined by dividing the aggregate principal amount together with all accrued interest to the date of conversion by the conversion price in effect at such time. The conversion price shall be equal to the lessor of (a) 10% of the average daily closing prices of Rimpac common stock for the three trading days immediately prior to the conversion and (b) 10% of the average daily closing prices of Rimpac common stock for the twenty trading days immediately after the date the note was executed. As of December 31, 2003, no amount of principal or interest has been converted to Rimpac common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

GENERAL

The Company's operating results have fluctuated in the past and may in the future fluctuate significantly, depending upon a variety of factors, including the timely deployment and expansion of new network, the incurrence of related capital costs, variability and length of the sales cycle associated with the Company's product and service offerings, the receipt of new value-added network services and consumer services subscriptions and the introduction of new services by the Company and its competitors. Additional factors that may contribute to variability of operating results include but are not limited to: the pricing and mix of services offered by the Company; customer retention rate; market acceptance of new and enhanced versions of the Company's services; changes in pricing policies by the Company's competitors; the Company's ability to obtain sufficient supplies of sole or limited-source components; user demand for services; the ability to manage potential growth and expansion; the ability to identify, acquire and integrate successfully suitable acquisition candidates; and charges related to acquisitions. In response to competitive pressures, the Company may take certain pricing or marketing actions that could have a material adverse affect on the Company's business. Currently, the Company operates in only one segment. Due to the foregoing factors, the Company believes the period-to-period comparisons of its operating results are not necessarily meaningful and that such comparisons cannot be relied upon as indicators of future performance. In the event that the Company's operating results in any future period fall below the expectations of securities analysts and investors, the trading price of the Company's common stock would likely decline.

OVERVIEW

Effective February 1, 2002, an arrangement was completed between Rimpac Resources and InternetLOTO, whereby the shareholders of InternetLOTO exchanged all of their common shares for 11,450,000 shares of Rimpac Resources common stock.

Following the acquisition the former shareholders of InternetLOTO held a majority of Rimpac's total issued and outstanding common shares; InternetLOTO was thereby deemed to be the acquiror. Accordingly, the transaction has been accounted for as a reverse takeover using the purchase method whereby the assets and liabilities of Rimpac Resources have been recorded at their fair market values and operating results have been included in the financial statements from the effective date of purchase. The fair value of the net assets acquired is equal to their book values.

REVENUE

Prior to the reverse acquisition of InternetLOTO, Rimpac Resources was inactive, other than maintaining its status as a reporting company. From inception, September 19, 2001 to March 31, 2003, the companies did not generate any revenues.

OPERATING EXPENSE

Operating expense consists primarily of consulting expense, rent and professional fees. Operating expense was $296,500 for the three month period ended March 31, 2003 compared to $549,113 for the period January 1, 2002 to March 31, 2002.

NET LOSS

The Company incurred a net loss of $296,500 for the three month period ended March 31, 2003 compared to net loss of $549,913 for the period January 1, 2002 to March 31, 2002. For the periods ended March 31, 2003 and March 31, 2002, we incurred a loss of $0.01 and $0.03 per share, respectively. The Company's near term focus is to become profitable by opening of revenue operations in Vietnam and Mexico. However, the Company believes that it will still incur losses in the near term and cannot assure that the Company will be profitable in the future.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

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

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements to report.

ITEM 3. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

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

PART II - OTHER INFORMATION

ITEM 4. LEGAL PROCEEDINGS

We are not subject to any material legal proceedings.

ITEM 5. CHANGES IN SECURITIES

We have not materially modified the instruments defining the rights of our security holders during the reporting period.

ITEM 6. DEFAULTS UPON SENIOR SECURITIES

There has been no material default upon securities during the reporting period.

ITEM 7. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of security holders during the reporting period.

ITEM 8. EXHIBITS AND REPORTS ON FORM 8-K.

a. Reports on Form 8-K:

We filed no reports on Form 8-K during the reporting period.

b. Exhibits:

Exhibit Number	Description
99.1.	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Thomas Johnson _______________________________ Thomas Johnson	RIMPAC RESOURCES LTD President, Secretary, Treasurer and Director	January 20, 2004

CERTIFICATION OF PRINCIPAL FINANCIAL AND EXECUTIVE OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Thomas M. Johnson, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Rimpac Resources, Ltd.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

a) evaluated such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the 'Evaluation Date'); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Thomas Johnson _______________________________ Thomas Johnson	RIMPAC RESOURCES LTD President, Secretary, Treasurer and Director	January 20, 2004

* * *

Exhbit 99.1. Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Rimpac Resources Ltd. (the "Company") on Form 10-QSB for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas M. Johnson, hereby certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Thomas Johnson _______________________________ Thomas Johnson	RIMPAC RESOURCES LTD President, Secretary, Treasurer and Director	January 20, 2004