Form 10QSB
period 2003-06-30
RIMPAC RESOURCES LTD/NM
filed 2004-02-10
CIK 1060080

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

For the quarterly period ended: June 30, 2003

Commission file number: 0-29481

RIMPAC RESOURCES LTD

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RIMPAC RESOURCES LTD (A DEVELOPMENT STAGE COMPANY) Balance Sheet

	June 30,	December 31,
	2003	2002

Assets

Current assets
Cash	$ 1,322	$ 2,553
Total current assets	1,322	2,553

Computers, net	5,448	10,751
Gaming Engine	125,000	125,000
Web site	35,000	35,000
Total Property and Equipment	165,448	170,751
Total Assets	$ 166,770	$ 173,304

Liabilities and Stockholders' Deficit

Current Liabilities
Advances from related parties	$ 398,587	$ 346,287
Accounts payable-related parties	1,779,213	1,415,399
Accounts payable	33,009	33,959
Accrued liabilities	22,500	20,000
Income tax payable	2,400	2,400
Total Current Liabilities	2,235,709	1,818,045

Long Term Liabilities	-	-

Total Liabilities	2,235,709	1,818,045
Stockholders' Deficit
Common Stock, $0.001 par value, 50,000,000
	shares authorized, 20,000,000 shares issued
and outstanding.	20,000	20,000
Additional paid in capital	684,598	684,598
Accumulated deficit during development stage	(2,773,537)	(2,349,339)

Total stockholders' deficit	(2,068,939)	(1,644,741)

Total Liabilities and Stockholders' Deficit	$ 166,770	$ 173,304

RIMPAC RESOURCES LTD (A DEVELOPMENT STAGE COMPANY) Statements of Operations

	Period from
	April 1, 2003	April 1, 2002
	To	To
	June 30, 2003	June 30, 2002

Sales	$ -	$ -

Cost of sales	-	-

Gross profit	-	-

Operating expenses
Consulting	90,550	685,180
General and administrative	9,702	40,877
Office occupancy	4,578
Promotion and advertising	21,600
Travel and entertainment	1,266	17,398
Research and development		4,150

Total operating expenses	127,697	747,605

Loss from operations	(127,697)	(747,605)

Other income (expense)	-	-
Interest expense	-	-

Total other income (expense)	-	-

Net loss	$ (127,697)	$ (747,605)

Weighted Average Shares	20,000,000	16,917,217

Loss Per Common Share	$ (0.01)	$ (0.04)

RIMPAC RESOURCES LTD (A DEVELOPMENT STAGE COMPANY) Statements of Operations

	Period From		From Inception
	January 1, 2003	January 1, 2002	September 19, 2001
	To	To	To
	June 30, 2003	June 30, 2002	June 30, 2003

Sales	$ -	$ -	$ -

Cost of sales	-	-	-

Gross profit	-	-	-

Operating expenses
Consulting	346,046	1,141,865	1,935,598
General and administrative	24,118	74,053	315,561
Office occupancy	9,147	10,089	28,144
Marketing	42,100	-	272,850
Travel and entertainment	2,787	35,711	84,386
Research and development	-	35,000	55,000
Total operating expenses	424,198	896,718	2,691,539

Loss from operations	(424,198)	(1,296,718)	(2,691,539)

Other income (expense)	-
Income taxes	-	(800)	(2,400)

Total other income (expense)	-	(800)	(2,400)

Net loss	$ (424,198)	$ (1,297,518)	$ (2,693,939)

Weighted Average Shares	20,000,000	16,917,217	20,000,000

Loss Per Common Share	$ (0.02)	$ (0.08)	(0.13)

RIMPAC RESOURCES LTD (A DEVELOPMENT STAGE COMPANY) Statements of Cash Flows

	Period From		From Inception
	January 1, 2003	January 1, 2002	September 19, 2001
	To	To	To
	June 30, 2003	June 30, 2002	June 30, 2003

Cash flows from operating activities:
Net loss	$ (424,198)	$ (1,297,518)	$ (2,693,939)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation	5,303		5,303
Stock issued for services		225,000	225,000
Estimated value of vested options		400,000	400,000

Increase (decrease) in liabilities
Accounts payable and accrued liabilties	1,550	17,741	57,909
Accounts payable-related parties	363,814	406,654	1,779,213
Net Cash Used by Operating Activities	(53,531)	(248,123)	(226,514)

Cash flows from investing activities:
Accquisition of equipment	-	(1,467)	(10,751)
Gaming engine			(125,000)
Web site			(35,000)
Net cash used by investing activities	-	(1,467)	(170,751)

Cash flows from financing activities:

Proceeds from advances from related parties	52,300	251,078	398,587
Net cash provided by financing activities	52,300	251,078	398,587

Net increase (decrease) in cash	(1,231)	1,488	1,322

Cash at beginning of period	2,553	1,000	-

Cash at end of period	$ 1,322	$ 2,488	$ 1,322

SUPPLEMENTAL NON CASH INVESTING AND FINANCING ACTIVITIES:
The Company issued 8,587,500 share of stock for consulting services to Amoeba Corporation.
The stock was valued based upon 3,000 hours of consulting services at $75.00 an hour, with a total value $225,000.
The Company also issued stock options for services.
The value of the options were calculated using a Black-Scholes pricing model.
The total value of the options is $400,000.

SUPPLEMENTAL INFORMATION:

Interest paid	$ -	$ -	$ -
Taxes paid	$ -	$ -	$ -

RIMPAC RESOURCES LTD

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30,  2003

(UNAUDITED)

1. ORGANIZATION AND BUSINESS COMBINATION

On January 17, 2002, Rimpac Resources Ltd ("Rimpac") entered into a share exchange agreement to acquire Internet Loto, Inc. The Company closed its acquisition on Internet Loto, Inc. pursuant to the terms of the share exchange agreement on February 1, 2002.

Rimpac issued 11,450,000 shares of its common stock to the shareholders of

Internet Loto, Inc. and, following the acquisition, there were 20,000,000 shares of common stock of the Company issued and outstanding.

The transaction has been accounted for as a reverse acquisition. As a result of the reverse acquisition the operating entity, Rimpac Resources Ltd has continued as the operating entity and its historical financial statements have replaced those of InternetLoto.com.

Internet Loto, Inc. is developing and marketing InternetLOTO.com, the first global internet lottery web portal, where worldwide players may purchase

e-tickets for various state and governmental sanctioned lotteries.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

-----------------------

Rimpac has experienced recurring losses, has an accumulated deficit of

$2,773,537 and has not yet commenced operations. These factors, among others, raise substantial doubt as to its ability to obtain long-term debt or equity financing to continue its online and offline marketing programs, complete the web portal and, thereby, commence operations and the generation of revenues.

During the six months ended June 30, 2003, management has continued to seek additional capital investment to support its business ventures and provide the capital considered necessary to support operations.

Accordingly, the financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or other adjustments that might be necessary should the Company be unable to continue as a going concern.

Unaudited Interim Financial Information

----------------------------------------------------

The accompanying interim balance sheet as of June 30, 2003 and the statements of operations and cash flows for the three and six-month periods ended June 30, 2003, together with the related notes are unaudited and, in the opinion of management, include all normal recurring adjustments that the Company considers necessary. Certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. A more complete description of accounting policies and disclosures is included in the Company's annual report on Form 10-KSB. The results of operations for the six-month period ended June 30, 2003 are not necessarily indicative of operating results to be expected for the full year.

Fair Value of Financial Instruments

Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amounts of the Company's financial instruments as of June 30, 2003 and December 31, 2002 approximate their respective fair values because of the short-term nature of these instruments. Such instruments consist of cash, accounts payable and accrued expenses. The fair value of related party payables is not determinable.

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

Income (Loss) Per Common Share

-----------------------------------------------

Basic net income (loss) per common share is computed by dividing net income

(loss) by the weighted average number of outstanding common shares during the periods presented. At June 30, 2003 and 2002, basic income (loss) per share and diluted income (loss) per share are the same amount because the impact of additional common shares that might have been issued under the Company's stock option agreements would be anti-dilutive.

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

4. CAPITAL STRUCTURE

Preferred Stock

The Board of Directors has the authority to issue preferred stock and to fix and determine its series, relative rights and preferences. As of June 30, 2003 and December 31, 2002, no classes of preferred stock were authorized, issued or outstanding.

Common Stock

---------------------

The Company has authorized 50,000,000 of $0.001 par common stock. As of June 30, 2003 and December 31, 2002, 20,000,000 shares were issued and outstanding.

5. RELATED PARTY TRANSACTIONS

Advances From Related Parties

--------------------------------

As of June 30, 2003, the Company has unpaid stockholder advances of $398,587. Outstanding advances are non-interest bearing and are repayable upon demand.

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

During the second quarter ended June 30, 2003, Hi-Tek advanced a loan in the amount of $8,300 to Rimpac. The loan is non-interest bearing and repayable upon demand.

Reverse Acquisition

--------------------------

Owen Bethel, a director of the Company, controls Amoeba Corporation which received 8,587,500 shares of the Company's stock as part of the reverse acquisition with Internet Loto, Inc.

Additionally, during March 2002, the Company entered into a stock option agreement with Mr. Bethel to purchase 200,000 shares of the Company's common stock at $1.00 per share.

The options vest over a three-year period, beginning March 27, 2002 and expire three years after option becomes exercisable. As of June 30, 2003, no options had yet been exercised.

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

The options vest over a three-year period beginning February 6, 2002 and expire three years after the options become exercisable. As of June 30, 2003, no options had yet been exercised.

Additionally, the Company may offer to the CEO an additional 2,000,000, shares at $5.00 per share, vested over three years, effective February 6, 2005 to

February 6, 2008.

Shareholder and Consultant

-------------------------------------------------------

During May 2002, the Company entered into one-year agreement with a shareholder to provide consulting services to the Company. As consideration for services to be rendered, the consultant receives a monthly fee of $7,000 and a stock option agreement to purchase 100,000 shares of the Company's common stock at $0.85 per share. During May 2003 the Company extended the consulting agreement for an additional year on similar terms.

Additionally, should cash flow not allow for payment of services, the consultant has the option to accept the Company's common stock as payment valuing the shares at the then current market value of the date of issuance. As of June

30, 2003, approximately $90,500 in fees is unpaid and is included in advances from related parties in the balance sheet.

The options expire after three years, and vest upon the Company generating revenues of at least $100,000. As of June 30, 2003, no options had yet been exercised.

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

On October 1, 2003, the Company received a loan for $50,000 and in consideration we issued a $50,000 convertible secured promissory note, which accrues interest at a rate of 10% per year. The note and interest are due on demand. The interest rate on balances outstanding after demand changes to 12% per year. The number of shares of common stock into which the note is convertible shall be determined by dividing the aggregate principal amount together with all accrued interest to the date of conversion by the conversion price in effect at such time. The conversion price shall be equal to the lessor of (a) 10% of the average daily closing prices of Rimpac common stock for the three trading days immediately prior to the conversion and (b) 10% of the average daily closing prices of Rimpac common stock for the twenty trading days immediately after the date the note was executed. As of December 31, 2003, no amount of principal or interest has been converted to Rimpac common stock.

Restatement of Prior Period

As noted in the Company's Form 10-KSB for the year ended December 31, 2002, the Company encountered various issues related to the valuation of certain stock option agreements. As a result, the Company recorded stock option costs during the quarter ended December 31, 2002 rather than the quarter such options related. The fair market value of the options granted and earned by the Company's President during April 2002 was estimated at $400,000 and has been reflected in the Statements of Operations for the three and six month periods ended June 30, 2002 as shown below:

	(As previously
	reported)	Adjustment	(Restated)

	June 30, 2002		June 30, 2002

Total assets	$173,239		$173,239

Total liabilities	$1,133,545		$1,133,545

Shareholders' Deficit
Common stock	20,000		20,000
Additional paid in capital	205,000	400,000	605,000
Accumulated deficit	(1,185,306)	(400,000)	(1,585,306)
Total shareholders' deficit	(960,306)		(960,306)

Total liabilities and shareholders' deficit	$173,239		$173,239

	Three months		Three months
	ended		ended
	June 30, 2002		June 30, 2002

Research and development	$4,150		$4,150

Administrative expense	343,455	400,000	743,455

Net loss from operations	(347,605)	(400,000)	(747,605)

Income taxes

Net loss	$(347,605)		$(747,605)

Loss per share	$(0.02)		$(0.04)

	Six months		Six months
	ended		ended
	June 30, 2002		June 30, 2002

Research and development	$35,000		$35,000

Administrative expense	861,718	400,000	1,261,718

Net loss from operations	(896,718)	(400,000)	(1,296,718)

Income taxes	(800)

Net loss	$(897,518)		$(1,296,718)

Loss per share	$(0.05)		$(0.08)

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

REVENUE

Prior to the reverse acquisition of Internet LOTO, Rimpac Resources was inactive, other than maintaining its status as a reporting company. From inception, September 19, 2001 to June 30, 2003, the companies did not generate any revenues.

OPERATING EXPENSE

Operating expense consists primarily of consulting expense, rent and professional fees. Operating expense was $127,697 for the three month period ended June 30, 2003 compared to $347,605 for the comparable period, April 1, 2002 to June 30, 2002.

NET LOSS

The Company incurred a net loss of $127,697 for the three month period ended June 30, 2003 compared to net loss of $747,605 for the period April 1, 2002 to June 30, 2002. For the periods ended June 30, 2003 and June 30, 2002, we incurred a loss of $0.02 and $0.08 per share, respectively. The Company's near term focus is to become profitable by opening of revenue operations in Vietnam and Mexico. However, the Company believes that it will still incur losses in the near term and cannot assure that the Company will be profitable in the future.

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

/s/ Thomas Johnson _______________________________ Thomas Johnson	RIMPAC RESOURCES LTD President, Secretary, Treasurer and Director	January __, 2004

CERTIFICATION OF PRINCIPAL FINANCIAL AND EXECUTIVE OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Thomas M. Johnson, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Rimpac Resources, Ltd;

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

/s/ Thomas Johnson _______________________________ Thomas Johnson	RIMPAC RESOURCES LTD President, Secretary, Treasurer and Director	January __, 2004

*

* * *

Exhbit 99.1. Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Rimpac Resources Ltd (the "Company") on Form 10-QSB for the period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas M. Johnson, hereby certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Thomas Johnson _______________________________ Thomas Johnson	RIMPAC RESOURCES LTD President, Secretary, Treasurer and Director	January __, 2004