Form 10QSB
period 2003-09-30
RIMPAC RESOURCES LTD/NM
filed 2004-02-10
CIK 1060080

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

For the quarterly period ended: September 30, 2003

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RIMPAC RESOURCES LTD (A DEVELOPMENT STAGE COMPANY) Balance Sheet

	September 30,	December 31,
	2003	2002

Assets

Current assets
Cash	$ 1,276	$ 2,553
Total current assets	1,276	2,553

Computers, net	4,588	10,751
Gaming Engine	125,000	125,000
Web site	35,000	35,000
Total Property and Equipment	164,588	170,751
Total Assets	$ 165,864	$ 173,304

Liabilities and Stockholders' Deficit

Current Liabilities
Advances from related parties	$ 419,587	$ 346,287
Accounts payable-related parties	1,861,386	1,415,399
Accounts payable	33,009	33,959
Accrued liabilities	31,000	20,000
Income tax payable	2,400	2,400
Total Current Liabilities	2,347,382	1,818,045

Long Term Liabilities	-	-

Total Liabilities	2,347,382	1,818,045
Stockholders' Deficit
Common Stock, $0.001 par value, 50,000,000
	shares authorized, 20,000,000 shares issued
and outstanding.	20,000	20,000
Additional paid in capital	684,598	684,598
Accumulated deficit during development stage	(2,886,117)	(2,349,339)

Total stockholders' deficit	(2,181,519)	(1,644,741)

Total Liabilities and Stockholders' Deficit	$ 165,864	$ 173,304

RIMPAC RESOURCES LTD (A DEVELOPMENT STAGE COMPANY) Statements of Operations

	Period from
	July 1, 2003	July 1, 2002
	To	To
	September 30, 2003	September 30, 2002

Sales	$ -	$ -

Cost of sales	-	-

Gross profit	-	-

Operating expenses
Consulting	75,250	292,799
General and administrative	9,667	10,167
Office occupancy	4,543	4,527
Promotion and advertising	21,600
Travel and entertainment	1,520	26,524
Research and development		-

Total operating expenses	112,580	334,018

Loss from operations	(112,580)	(334,018)

Other income (expense)	-	-
Interest expense	-	-

Total other income (expense)	-	-

Net loss	$ (112,580)	$ (334,018)

Weighted Average Shares	20,000,000	16,917,217

Loss Per Common Share	$ (0.01)	$ (0.02)

RIMPAC RESOURCES LTD (A DEVELOPMENT STAGE COMPANY) Statements of Operations

	Period from
	January 1, 2003	January 1, 2002	September 19, 2001
	To	To	To
	September 30, 2003	September 30, 2002	September 30, 2003

Sales	$ -	$ -	$ -

Cost of sales	-	-	-

Gross profit	-	-	-

Operating expenses
Consulting	421,296	1,441,865	2,255,848
General and administrative	33,785	114,840	80,228
Office occupancy	13,690	13,324	32,687
Marketing	63,700	-	294,450
Travel and entertainment	4,307	63,526	85,906
Research and development	-	35,000	55,000
Total operating expenses	536,778	1,668,555	2,804,119

Loss from operations	(536,778)	(1,668,555)	(2,804,119)

Other income (expense)	-
Income taxes	-	(800)	(2,400)

Total other income (expense)	-	(800)	(2,400)

Net loss	$ (536,778)	$ (1,669,355)	$ (2,806,519)

Weighted Average Shares	20,000,000	16,917,217	20,000,000

Loss Per Common Share	$ (0.03)	$ (0.10)	(0.14)

RIMPAC RESOURCES LTD (A DEVELOPMENT STAGE COMPANY) Statements of Cash Flows

	Period From		From Inception
	January 1, 2003	January 1, 2002	September 19, 2001
	To	To	To
	September 30, 2003	September 30, 2002	September 30, 2003

Cash flows from operating activities:
Net loss	$ (536,778)	$ (1,669,355)	$ (2,806,519)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation	6,164		6,164
Stock issued for services		225,000	225,000
Estimated value of vested options		400,000	400,000

Increase (decrease) in liabilities
Cash overdraft		3,031
Accounts payable and accrued liabilties	10,050	70,105	66,409
Accounts payable-related parties	445,987	703,599	1,861,386
Net cash used by operating activities	(74,577)	(267,620)	(247,560)

Cash flows from investing activities:
Accquisition of equipment	-	(1,467)	(10,751)
Gaming engine			(125,000)
Web site			(35,000)
Net cash used by investing activities	-	(1,467)	(170,751)

Cash flows from financing activities:
Proceeds from advances from related parties	73,300	268,387	419,587
Net cash provided by financing activities	73,300	268,387	419,587

Net increase (decrease) in cash	(1,277)	(700)	1,276

Cash at beginning of period	2,553	1,000	-

Cash at end of period	$ 1,276	$ 300	$ 1,276

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

SEPTEMBER 30, 2003

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

-----------------------

Rimpac has experienced recurring losses, has an accumulated deficit of $2,886,117 and has not yet commenced operations. These factors, among others, raise substantial doubt as to its ability to obtain long-term debt or equity financing to continue its online and offline marketing programs, complete the web portal and, thereby, commence operations and the generation of revenues.

During the nine months ended September 30, 2003, management has continued to seek additional capital investment to support its business ventures and provide the capital considered necessary to support operations.

Accordingly, the financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or other adjustments that might be necessary should the Company be unable to continue as a going concern.

Unaudited Interim Financial Information

The accompanying interim balance sheet as of September 30, 2003 and the statements of operations and cash flows for the three and nine-month periods ended September 30, 2003, together with the related notes are unaudited and, in the opinion of management, include all normal recurring adjustments that the Company considers necessary. Certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. A more complete description of accounting policies and disclosures is included in the Company's annual report on Form 10-KSB.

The results of operations for the nine-month period ended September 30, 2003 are not necessarily indicative of operating results to be expected for the full year.

Fair Value of Financial Instruments

Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amounts of the Company's financial instruments as of September 30, 2003 and December 31, 2002 approximate their respective fair values because of the short-term nature of these instruments. Such instruments consist of cash, accounts payable and accrued expenses. The fair value of related party payables is not determinable.

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

Income (Loss) Per Common Share

-----------------------------------------------

Basic net income (loss) per common share is computed by dividing net income

(loss) by the weighted average number of outstanding common shares during the periods presented. At September 30, 2003 and 2002, basic income (loss) per share and diluted income (loss) per share are the same amount because the impact of additional common shares that might have been issued under the Company's stock option agreements would be anti-dilutive.

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

4. CAPITAL STRUCTURE

Preferred Stock

The Board of Directors has the authority to issue preferred stock and to fix and determine its series, relative rights and preferences. As of September 30, 2003 and December 31, 2002, no classes of preferred stock were authorized, issued or outstanding.

Common Stock

---------------------

The Company has authorized 50,000,000 of $0.001 par common stock. As of September 30, 2003 and December 31, 2002, 20,000,000 shares were issued and outstanding.

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

5. RELATED PARTY TRANSACTIONS

Advances From Related Parties

--------------------------------

As of September 30, 2003, the Company has unpaid stockholder advances of $419,587. Outstanding advances are non-interest bearing and are repayable upon demand.

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

As of the period ended September 30, 2003, Hi-Tek advanced a loan in the amount of $8,300 to Rimpac. The loan is non-interest bearing and repayable upon demand.

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

The options vest over a three-year period, beginning March 27, 2002 and expire three years after option becomes exercisable. As of September 30, 2003, no options had yet been exercised.

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

The options vest over a three-year period beginning February 6, 2002 and expire three years after the options become exercisable. As of September 30, 2003, no options had yet been exercised.

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

30, 2003, approximately $111,500 in fees is unpaid and is included in advances from related parties in the balance sheet.

The options expire after three years, and vest upon the Company generating revenues of at least $100,000. As of September 30, 2003, no options had yet been exercised.

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

Restatement of Prior Period

As noted in the Company's Form 10-KSB for the year ended December 31, 2002, the Company encountered various issues related to the valuation of certain stock option agreements. As a result, the Company recorded stock option costs during the quarter ended December 31, 2002 rather than the quarter such options related. The fair market value of the options granted and earned by the Company's President during April 2002 was estimated at $400,000 and has been reflected in the Statements of Operations for the nine month period ended September 30, 2002 as shown below:

	(As previously
	reported)	Adjustment	(Restated)

	September 30, 2002		September 30, 2002

Total assets	$171,051		$171,051

Total liabilities	$1,503,194		$1,503,194

Shareholders' Deficit
Common stock	20,000		20,000
Additional paid in capital	205,000	400,000	605,000
Accumulated deficit	(1,557,143)	(400,000)	(1,957,143)
Total shareholders' deficit	(1,332,143)		(1,332,143)

Total liabilities and shareholders' deficit	$171,051		$171,051

	Nine months		Nine months
	ended		ended
	September 30, 2002		September 30, 2002

Research and development	$35,000		$35,000

Administrative expense	1,233,555	400,000	1,633,555

Net loss from operations	(1,268,555)	(400,000)	(1,668,555)

Income taxes	(800)		(800)

Net loss	$(1,269,355)		$(1,669,355)

Loss per share	$(0.08)		$(0.10)

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

REVENUE

Prior to the reverse acquisition of Internet LOTO, Rimpac Resources was inactive, other than maintaining its status as a reporting company. From inception, September 19, 2001 to September 30, 2003, the companies did not generate any revenues.

OPERATING EXPENSE

Operating expense consists primarily of consulting expense, rent and professional fees. Operating expense was $112,580 for the three month period ended September 30, 2003 compared to $334,018 for the comparable period, July 1, 2002 to September 30, 2002.

NET LOSS

The Company incurred a net loss of $112,580 for the three month period ended September 30, 2003 compared to net loss of $334,018 for the period July 1, 2002 to September 30, 2002. For the periods ended September 30, 2003 and September 30, 2002, we incurred a loss of $0.01 and $0.02 per share, respectively. The Company's near term focus is to become profitable by opening of revenue operations in Vietnam and Mexico. However, the Company believes that it will still incur losses in the near term and cannot assure that the Company will be profitable in the future.

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

*

* * *

Exhbit 99.1. Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Rimpac Resources Ltd (the "Company") on Form 10-QSB for the period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas M. Johnson, hereby certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

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