Form 10KSB
period 2003-12-31
RIMPAC RESOURCES LTD/NM
filed 2004-07-06
CIK 1060080

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 for the calendar year ended December 31, 2003

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $42,750 as of June 21, 2004.
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 20,000,000 shares of common stock as of June 21, 2004.

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

On February 1, 2002, we acquired all of the issued and outstanding capital stock of Internet LOTO, a California corporation, in exchange solely for approximately 57% of our common stock. Since all of our operations are now conducted under the business plan of Internet LOTO, we may change our name to Internet LOTO in the future.

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

Management has focused our available resources on the development of the web site and the lottery gaming engine that supports the Internet LOTO business plan. Phase I of the development has been successfully started, with the launch of the website (www.InternetLOTO.com) and the completion of the initial module of the lottery engine, but the completion will depend on the availability of investment capital. Upon successful completion of the marketing and licensing portion of Phase I, Internet LOTO will be capable of commencing operations and the generation of revenue. Management has financed the growth of Internet LOTO to date through loans from management, shareholders and the debt from its major vendor and affiliate, Hi-Tek Multimedia, Inc. ("Hi-Tek"). Internet LOTO retained Hi-Tek to design, program, produce and implement the following:

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

INTERNET LOTO WEB SITE

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

MARKETING

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
COMPETITION

Internet LOTO expects to encounter a significant amount of competition. The barriers to entry are relatively low, permitting new entities to enter the online lottery segment of gaming.

On a larger scale, Internet LOTO will also compete against parties offering other forms of Internet gaming and traditional gaming, such as casinos and horseracing.

RESEARCH AND DEVELOPMENT

$0 and $35,000 was incurred for research and development for the years ended December 31, 2003 and 2002, respectively. Since December 31, 2002, no further research & development costs have been incurred. Internet LOTO has not directly engaged in research and development activities, but has retained Hi-Tek, an affiliated party, to perform this function. Hi-Tek has developed and deployed Internet LOTO's promotional web site with FLASH animation technology. Other research and development include the design and development of Internet lottery gaming software technology. Internet LOTO will retain the proprietary rights to the web site content and related technology.

PATENTS, LICENSES, TRADEMARKS, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS OR LABOR CONTRACTS

Currently, Internet LOTO has no trademarks, licenses, patents, franchises, or concessions.

GOVERNMENT REGULATION

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

EMPLOYEES

As of December 31, 2003, the Company had no full-time employees.

ITEM 2. DESCRIPTION OF PROPERTY

We maintain our headquarters at 3665 Ruffin Road, Suite 225, San Diego, California. We lease these offices, comprising approximately 1,100 square feet. Recently, we renewed our lease for term beginning May 1, 2004 and ending April 30, 2005. Our rent is approximately $1,700 per month.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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

The following table sets forth the range of high and low closing bid quotations of our common stock for each Calendar quarter during the last two years:

	1st Qtr.		2nd Qtr.		3rd Qtr.		4th Qtr.

	High	Low	High	Low	High	Low	High	Low

2003	$0.02	$0.01	$0.03	$0.01	$0.01	$0.01	$0.02	$0.00

2002	$2.45	$1.01	$2.21	$0.01	$0.38	$0.06	$0.14	$0.01

The above quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.
During the last two years, we have not declared cash dividends on our common stock and we do not anticipate that dividends will be paid in the foreseeable future.

As of December 31, 2003, the closing price for our common stock on the OTCBB was $0.0001.

As of December 31, 2003, there were 189 record holders of our common stock.

As of February 1, 2002, we issued 11,450,000 shares of our common stock to the shareholders of Internet LOTO to acquire that company. We relied upon the exemption from registration contained in Section 4(2) under the Securities Act of 1933, since there were only 3 persons involved in the transaction.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

REVENUE

Prior to the reverse acquisition of Internet LOTO, Rimpac Resources was inactive, other than maintaining its status as a reporting company. From inception, September 19, 2001 to December 31, 2003, the companies did not generate any revenues.

GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expense consists primarily of consulting expense, rent and professional fees. General and administrative expense decreased $1,275,197 to $670,956 for the year ended December 31, 2003 from $1,946,153 for the year ended December 31, 2002. General and administrative expense for the year ended December 31, 2003 primarily consisted of $516,978 for professional and consulting fees.

NET LOSS

The Company incurred a net loss of $715,589 for the year ended December 31, 2003 as compared to $1,981,953 for the year ended December 31, 2002. For the periods ended December 31, 2003 and 2002, the Company incurred a loss of $0.04 and $0.12 per share, respectively. The Company's near term focus is to become profitable by opening of revenue operations in Vietnam and Mexico. However, the Company believes that it will still incur losses in the near term and cannot assure that the Company will be profitable in the future.

ASSETS AND LIABILITIES

Assets increased by $2,414 from $173,304 as of December 31, 2002 to $175,718 as of December 31, 2003. The increase was due primarily to increase in cash on hand. Liabilities increased by $616,670 from $1,818,045 as of December 31, 2002 to $2,434,715 as of December 31, 2003. The increase was primarily due to increases in current advances from related parties and accounts payable to a related party of $612,020.

STOCKHOLDERS' DEFICIT

Stockholders' deficit increased by $715,589, from a deficit of $2,349,339 as of December 31, 2002 to a deficit of $3,064,928 as of December 31, 2003. The increase is primarily attributable to the current year net loss of $715,589.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

Overall, the Company had positive cash flows of $9,473 in year 2003 resulting from $131,700 of cash provided by the Company's financing activities, offset by $122,227 of cash used in operating activities. As compared to positive cash flows of $1,553 in year 2002, resulting from $346,287 of cash provided by the Company's financing activities, offset by $343,267 of cash used in operating activities and $1,467 of cash used in investing activities.

CASH FLOWS FROM OPERATIONS

Net cash used in operating activities of $122,227 in year 2003 was primarily due to the increase of operating liabilities, principally accounts payable to a related party. As compared to net cash used in operating activities of $343,267 in year 2002, was primarily due to the increase of operating liabilities, principally accounts payable to a related party.

CASH FLOWS FROM INVESTING

The Company did not invest any cash during 2003, as compared to net cash used in investing activities of $1,467 in year 2002 which funded purchases of computers.

CASH FLOWS FROM FINANCING

Net cash provided by financing activities was $131,700 for the year ended December 31, 2003. In October 2003, the Company issued a convertible debenture for $50,000, which was due and payable on November 30, 2003. The convertible note accrues interest at the rate of 10% per annum and is due and payable upon maturity, if not paid by maturity, it accrues interest at 12% on the unpaid principal balance. As compared to net cash provided by financing activities of $346,287 in year 2002 was due to net related party borrowings of $346,287.

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

LONG-TERM FINANCING

The Company believes that its anticipated funds from operations will be insufficient to fund its working capital and other requirements through December 31, 2004. Therefore, the Company will be required to seek additional funds either through debt or equity financing to finance its long-term operations ("Additional Funds"). Should the Company fail to raise the additional funds; the Company will have insufficient funds for the Company's intended operations for the next twelve months that may have a material adverse effect on the Company's long-term results of operations.

GOING CONCERN

The Company's independent auditors have stated in their report included in this Form 10-KSB, that the Company has incurred operating losses in the last two years, has a working capital deficit, and a significant stockholders' deficit. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

CAPITAL EXPENDITURES

The Company has no capital expenditures of significance planned for the next twelve months, other than the further development of the Gaming engine and the continued negotiations to develop operations in two countries.

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

The following represents management's projected use of the $2,000,000 gross proceeds:

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

ITEM 7. FINANCIAL STATEMENTS

Rimpac Resources Ltd.
(A Development Stage Company)
Table of Contents

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors
Rimpac Resources Ltd.
San Diego, California

We have audited the accompanying balance sheets of Rimpac Resources Ltd. as of December 31, 2003 and 2002, and the related statements of operations, of stockholders’ deficiency and of cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rimpac Resources Ltd, as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred significant losses from operations, has negative working capital and stockholders’ deficit. These factors raise substantive doubt about its ability to continue as a going concern. Management’s plans in regard to these matters is also disclosed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WONG JOHNSON & ASSOCIATES
A Professional Corporation
Temecula, California
June 2, 2004

RIMPAC RESOURCES LTD.
(A DEVELOPMENT STAGE COMPANY)
Balance Sheet

December 31,	2003	2002

Assets
Current assets
Cash	$ 12,026	$ 2,553

Total current assets	12,026	2,553

Computers, net	3,692	10,751
Gaming Engine	125,000	125,000
Web site	35,000	35,000

Total property and equipment	163,692	170,751

Total Assets	$ 175,718	$ 173,304

Liabilities and Stockholders' Deficit

Current Liabilities
Advances from related parties	$ 430,587	$ 346,287
Accounts payable-related parties	1,943,919	1,416,199
Accounts payable	24,309	33,959
Accrued liabilities	33,500	20,000
Income tax payable	2,400	1,600

Total current liabilities	2,434,715	1,818,045

Long Term Liabilities	-	-

Total Liabilities	2,434,715	1,818,045
Stockholders' Deficit
Common Stock, $0.001 par value, 50,000,000
shares authorized, 20,000,000 shares issued
and outstanding.	20,000	20,000
Estimated value of convertible debenture	51,333	-
Additional paid in capital	734,598	684,598
Accumulated deficit during development stage	(3,064,928)	(2,349,339)

Total stockholders' deficit	(2,258,996)	(1,644,741)

Total Liabilities and Stockholders' Deficit	$ 175,718	$ 173,304

RIMPAC RESOURCES LTD.
(A DEVELOPMENT STAGE COMPANY)
Statement of Operations

	Period from
	January 1, 2003	January 1, 2002	September 19, 2001
	To	To	To
	December 31, 2003	December 31, 2002	December 31, 2003

Sales	$ -	-	-

Cost of sales	-	-	-

Gross profit	-	-	-

RESEARCH AND DEVELOPMENT	-	35,000	55,000

ADMINISTRATIVE AND SELLING EXPENSES
Professional and consulting fees	516,978	1,797,302	2,351,530
General and administrative expenses	44,598	45,061	171,440
Office occupancy	18,262	17,858	37,259
Marketing	85,300	5,350	316,050
Travel and entertainment	5,818	80,582	87,417

Total administrative expenses	670,956	1,946,153	2,963,695

Net Loss from operations	(670,956)	(1,981,153)	(3,018,695)

Interest expense	(1,333)	-	(1,333)
Beneficial conversion feature	(50,000)		(50,000)
Gain on debt settlement	7,500	-	7,500
Other	(800)	(800)	(2,400)

Total other income (expense)	(44,633)	(800)	(46,233)

Net loss	$ (715,589)	$ (1,981,953)	$ (3,064,928)

Weighted Average Shares	20,000,000	16,450,000	20,000,000

Loss Per Common Share	$ (0.04)	$ (0.12)	(0.15)

RIMPAC RESOURCES LTD.
(A DEVELOPMENT STAGE COMPANY)
Statement of Changes in Stockholders Deficit
For the Period September 19,2001 (Inception) through December 31, 2003

	Common	Common	Additional	Estimated	Deficit	Total
	Stock	Stock	Paid in	Value	Accumulated
	Shares	Amount	Capital	Convertible	During the
				Debentuure	Development
					Stage

September 19, 2001 Beginning Balance	-	-	-		-	-

October 28, 2001 Founder Shares	2,000,000

Net Loss for Period September 19, 2001
Through December 31, 2001					$ (287,788)	$ (287,788)

Balance December 31, 2001	2,000,000				$ (287,788)	$ (287,788)

Issuance of Stock for Expenses	6,000,000	$ 6,000	$ 219,000			$ 225,000

Reverse Acquisition of Rimpac Resources	8,550,000	8,550	24,162		(79,598)	(46,886)

Conversion of Internet Loto Shares	3,450,000	5,450	41,436			46,886

Estimated value of vested stock options			400,000			400,000

Net Loss for year ended December 31, 2002					(1,981,953)	(1,981,953)

Balance December 31, 2002	20,000,000	20,000	684,598		(2,349,339)	(1,644,741)

Beneficial conversion feature on convertible note			50,000	50,000		100,000

Conversion of interest on convertible note				1,333		1,333

Net Loss for year ended December 31, 2003					(715,589)	(715,589)

Balance December 31, 2003	20,000,000	$ 20,000	$ 734,598	$ 51,333	$ (3,064,928)	$ (2,258,996)

RIMPAC RESOURCES LTD.
(A DEVELOPMENT STAGE COMPANY)
Statement of Cash Flows

	Period From		From Inception
	January 1, 2003	January 1, 2002	September 19, 2001
	To	To	To
	December 31, 2003	December 31, 2002	December 31, 2003

Cash flows from operating activities:
Net loss	$ (715,589)	$ (1,981,953)	$ (3,064,928)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation	7,060		7,060
Stock issued for services		225,000	225,000
Estimated value of vested options		400,000	400,000
Gain on debt settlement	(7,500)		(7,500)
Beneficial conversion feature on convertible note	50,000		50,000
Reverse acquisition of Rimpac Resources			71,298
Increase (decrease) in liabilities
Accounts payable and accrued liabilties	14,749	45,059	76,008
Accounts payable-related parties	527,720	968,627	1,943,919
Interest accrued on convertible debentures	1,333		1,333

Net Cash Used by Operating Activities	(122,227)	(343,267)	(297,810)

Cash flows from investing activities:
Accquisition of equipment	-	(1,467)	(10,751)
Gaming engine			(125,000)
Web site			(35,000)

Net cash used by investing activities	-	(1,467)	(170,751)

Cash flows from financing activities:
Proceeds from convertible note payable	50,000		50,000
Proceeds from advances from related parties	81,700	346,287	430,587

Net cash provided by financing activities	131,700	346,287	480,587

Net increase in cash	9,473	1,553	12,026

Cash at beginning of period	2,553	1,000	-

Cash at end of period	$ 12,026	$ 2,553	$ 12,026

SUPPLEMENTAL NON CASH INVESTING AND FINANCING ACTIVITIES:
The Company issued 8,550,000 share of stock for consulting services to Amoeba Corporation.
The stock was valued based upon 3,000 hours of consulting services at $75.00 an hour, with a total value $225,000.
The Company also issued stock options for services.
The value of the options were calculated using a Black-Scholes pricing model.
The total value of the options is $400,000.

SUPPLEMENTAL INFORMATION:

Interest paid	$ -	$ -	$ -
Taxes paid	$ -	$ -	$ -

RIMPAC RESOURCES LTD.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
December 31, 2003

1. ORGANIZATION AND BUSINESS COMBINATION

On January 17, 2002, Rimpac Resources Ltd. ("Rimpac") entered into a share exchange agreement to acquire Internet Loto, Inc. The Company closed its acquisition of Internet Loto, Inc. pursuant to the terms of the share exchange agreement on February 1, 2002.

Rimpac issued 11,450,000 shares of its common stock to the shareholders of Internet Loto, Inc. and, following the acquisition; there were 20,000,000 shares of common stock of the Company issued and outstanding. The presentation of issued and outstanding shares of common stock previously presented has been changed to reflect this transaction.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Rimpac has experienced recurring losses, has an accumulated deficit of $3,064,928 and has not yet commenced operations. These factors, among others, raise substantial doubt as to its ability to obtain long-term debt or equity financing to continue its online and offline marketing programs, complete the web portal and, thereby, commence operations and the generation of revenues.

During the year ended December 31, 2003, management has continued to seek additional capital investment to support its business ventures and provide the capital considered necessary to support operations.

Accordingly, the financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or other adjustments that might be necessary should the Company be unable to continue as a going concern.

Fair Value of Financial Instruments

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures About Fair Value of Financial Instruments." SFAS No. 107 requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amounts of the Company's financial instruments as of December 31, 2003 approximate their respective fair values because of the short-term nature of these instruments. Such instruments consist of cash, accounts payable and accrued expenses. The fair value of related party payables is not determinable.

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

Accounting for Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In that case, if the sum of the expected future cash flows is less than the carrying amount of the asset, an impairment loss is recognized for the difference between the carrying amount of the asset and its fair value.

Research and Development Expense

Research and development costs are expensed as incurred and amounted to $0 and $35,000 for the years ended December 31, 2003 and 2002, respectively.

Advertising Costs

The Company expenses advertising and marketing costs as they are incurred. Advertising and marketing costs for the years ended December 31, 2003 and 2002 was approximately $85,300 and $5,350, respectively.

Loss Per Common Share

Basic net loss per common share is computed by dividing the net loss by the weighted average number of outstanding common shares during the periods presented. At December 31, 2003, basic loss per share and diluted loss per share are the same amount because the impact of additional common shares that might have been issued under the Company's stock option agreements would be anti-dilutive.

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

Issuance of Stock for Services

Shares of the Company's common stock issued for services are recorded in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," at the fair market value of the stock issued or the fair market value of the services provided, whichever is the more clearly evident.

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

The Company adopted SFAS No. 123 in the calendar year 2002 and determined that it will adopt the fair value method rather than use the implicit value based method for stock options issued to employees.

Comprehensive Income

In June 1999, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." This pronouncement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income consists of net income and unrealized gains on available-for-sale securities; foreign currency translation adjustments; changes in market values of future contracts that qualify as a hedge; and negative equity adjustments recognized in accordance with SFAS No. 87. The Company, however, does not have any components of comprehensive income as defined by SFAS No. 130 and therefore, for the periods ended December 31, 2003 and 2002, comprehensive income is equivalent to the Company's net loss.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from those estimates. Significant estimates made by management are, among others, the valuation of long-lived assets and deferred taxes.

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

Other Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but instead tested for impairment at least annually in accordance with the provisions of the statement. SFAS No. 142 also requires that intangible assets with definite lives be amortized over their respective useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. The Company adopted the standard beginning January 1, 2002, and the provisions of SFAS No. 142 did not have a material affect on the Company's results of operations or financial position.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires liability recognition for obligations associated with the retirement of tangible long-lived asset and the associated asset retirement costs. The Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002 with earlier application encouraged. The implementation of SFAS No. 143 did not have a material affect on the Company's results of operations or financial position.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," in that it removes goodwill from its impairment scope and allows for different approaches in cash flow estimation. However, SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of. SFAS No. 144 also supersedes the business segment concept in APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," in that it permits presentation of a component of an entity, whether classified as held for sale or disposed of, as a discontinued operation. However, SFAS No. 144 retains the requirement of APB Opinion No. 30 to report discontinued operations separately from continuing operations. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001 with earlier application encouraged. Implementation of SFAS No. 144 did not have a material effect on the Company's results of operations or financial position.

On April 30, 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 rescinds SFAS No. 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Early application of the provisions of SFAS No. 145 may be as of the beginning of the fiscal year or as of the beginning of the interim period in which SFAS No. 145 is issued. The Company has elected to adopt SFAS No. 145, but it did not have a material effect on the December 31, 2003 financial statements.

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

In December 2002, the FASB issued SFAS No.148, "Accounting for Stock-Based Compensation – Transition and Disclosure." This statement amends SFAS No.123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. Pursuant to SFAS No.123, the Company will continue to show pro forma disclosure related to the expense attributable to the fair market value of stock options granted to employees.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”). SFAS 150 changes the accounting for certain financial instruments that under previous guidance issuers could account for as equity. It requires that those instruments be classified as liabilities in balance sheets. The guidance in SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective on July 1, 2003.  The Company believes the adoption of SFAS 150 will have a material impact on its financial position, cash flows or results of operations.

3. FIXED ASSETS

The Company has paid $125,000 for the development of a gaming engine and $35,000 for a web site through a related party. Since the gaming engine and web site are not fully operational at this point in time the Company has not begun depreciation. Once fully operational the Company anticipates depreciating these assets. As required by SFAS No. 144, management continually reviews its gaming engine and website for impairment and believes the carrying values of the assets are recoverable.

4. CONVERTIBLE DEBENTURE

In October 2003 the Company issued a convertible debenture for $50,000, which was due and payable on November 30, 2003. The convertible note accrues interest at the rate of 10% per annum and is due and payable upon maturity. If not paid upon maturity, it accrues an additional 2% (12%) on the unpaid principal balance. As the date of this report, the loan remains unpaid.

The convertible debenture contains a beneficial conversion feature, as the debenture is convertible into common shares at prices that are less than the market price at the date of issuance. This discount is equivalent to a purchase price of 10% of the market price as of the time of conversion. The debenture, along with unpaid interest, can be converted anytime after issuance. Therefore, a total of $50,000 for beneficial conversion features in connection with the debentures has been charged to operations in the current fiscal year. In addition, due to the nature of the note, and as required by SFAS No. 150, it has been classified as Estimated Value of Convertible Debenture in the equity section.

5. CAPITAL STRUCTURE

Common Stock

The Company has authorized 50,000,000 of $0.001 par common stock. As of December 31, 2003 and 2002, 20,000,000 shares were issued and outstanding.
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

Rimpac issued 11,450,000 shares of its common stock to the shareholders of Internet LOTO, Inc. and, following the acquisition; there were 20,000,000 shares of common stock of the Company issued and outstanding. Included in the 11,450,000 shares were 8,550,000 shares issued for consulting services from Amoeba Corporation, with a value of $225,000.

Preferred Stock

The Board of Directors has the authority to issue preferred stock and to fix and determine its series, relative rights and preferences. As of December 31, 2003 and 2002, no classes of preferred stock were authorized, issued or outstanding.

6. RELATED PARTY TRANSACTIONS

Advances From Related Parties

Hi-Tek Multimedia, Inc. and Internet LOTO entered into a service contract agreement. For $335,000, Hi-Tek agreed to provide marketing, production, and consulting services, including development of Internet LOTO's name and identity, development of the initial marketing plan, registration of Internet LOTO's domain names, design of the web site, development of the business plan, and research and analysis of the gaming and lottery business. The principals of Hi-Tek and Internet LOTO were the same at the time of the agreement: Thomas M. Johnson and Lee Johnson are brothers. Hi-Tek invoiced Internet LOTO $50,000 in November 2001 for additional work for developing its media kit concept. At December 31, 2003 and 2002, $1,943,919 and $1,416,199, respectively, was owed to Hi-Tek for services under this agreement and for Rimpac's expenses paid by Hi-Tek.

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

As of December 31, 2003, the Company has unpaid stockholder advances of $430,587. Outstanding advances are non-interest bearing and are repayable upon demand.

On December 12, 2001, the Company issued a $10,000 note payable, which accrues interest at a rate of 10% per year, to a related party. The note and interest was due on May 12, 2002. On October 13, 2003 the note holder agreed to accept $2,500 as payment in full. The corresponding gain on settlement of debt, of $7,500 has been included in the Statement of Operations for the year ended December 31, 2003.

Reverse Acquisition

Owen Bethel, a director of the Company, controls Amoeba Corporation, which received 8,550,000 shares of the Company's stock as part of the reverse acquisition with Internet Loto, Inc.

Additionally, during March 2002, the Company entered into a stock option agreement with Mr. Bethel to purchase 200,000 shares of the Company's common stock at $1.00 per share.

The options vest over a three-year period, beginning March 27, 2002 and expire three years after becoming exercisable. As of December 31, 2003, no options had yet been exercised.

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

The options expire after three years, and vest one-third per year. According to the agreement, the first third vested on the effective date of the agreement as an enticement to enter into the agreement. The fair market value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 6.48%; expected life of the option of 3 years; zero dividend yield, and a volatility factor of the expected market price of Rimpac common stock of 0.25%. The fair market value of the options earned during the year ended December 31, 2002 was estimated at $400,000 and recorded to professional and consulting fees with an offset to additional paid in capital. As of December 31, 2003, no options had yet been exercised.
Additionally, the Company may offer to the President an additional 2,000,000, shares at $5.00 per share, vested over three years, effective February 6, 2005 to February 6, 2008.

Company Shareholder

During May 2002, the Company entered into one-year agreement with a shareholder to provide consulting services to the Company. As consideration for services to be rendered, the consultant receives a monthly fee of $7,000 and a stock option agreement to purchase 100,000 shares of the Company's common stock at $0.85 per share. Subsequent to year-end, the Company extended the consulting agreement for an additional year on similar terms, but no additional options were issued.

Additionally, should cash flow not allow for payment of services, the consultant has the option to accept the Company's common stock as payment valuing the shares at the then current market value of the date of issuance. As of December 31, 2003 $132,500 in fees is unpaid and is included in advances from related parties in the balance sheet.

The options expire after three years, and vest upon the Company generating revenues of at least $100,000. As of December 31, 2003, no options had yet been exercised.

7. INCOME TAXES

Significant components of the provision for taxes based on income for the periods ended December 31 are as follows:

	2003	2002

Current
Federal	$-	$-
State	800	800

	800	800

Deferred
Federal	-	-
State	-	-

Provision for income taxes +	$800	$800

A reconciliation of the provision for income tax expense with the expected income tax computed by applying the federal statutory income tax rate to income before provision for (benefit from) income taxes for the periods ended December 31 is as follows:

	2003	2002

Income tax provisions (benefit) computed
at federal statutory rate	(35.00%)	(35.00%)

State taxes	(8.84%)	(8.84%)

Increase in the valuation allowance	43.85%	43.85%

Total	0.01%	0.01%

Significant components of the Company's deferred tax assets and liabilities for income taxes consist of the following:

	2003	2002
Deferred tax asset
Net operating loss carryforwards	$ 3,020,295	$ 2,269,741

	3,020295	2,269,741

Deferred tax liability	1,324,399	998,686

State income taxes	(266,994)	(200,418)

Net deferred tax asset	1,057,405	798,268

Valuation allowance	(1,057,405)	(798,268)

	$ -	$ -

At December 31, 2003, the Company has available approximately $3,020,295 and $2,269,741 in Federal and State net operating loss carryforwards available to offset future federal and state income taxes, respectively, which begin to expire in 2021.

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

Registrant has provided Siegel Smith and Stark Winter Schenkein & Co., LLP with a copy of the disclosures Registrant is making in this 10-KSB in response to the disclosures required by Regulation S-B, Item 304(a). Siegel Smith has furnished Registrant with a letter addressed to the Commission stating its agreement and absence of any disagreement with the statements made by Registrant in response to this Item. Registrant has filed herewith Siegel Smith’s letter as Exhibit 16.1 to this Form 10-KSB.

PART III
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth the names and ages of the directors and executive officers of the Company at December 31, 2003, the principal offices and positions with the Company held by each person and the date such person became a director or executive officer of the Company. The Board of Directors elects the executive officers of the Company annually. The directors serve one-year terms until their successors are elected. The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors. There are no family relationships between any of the directors and executive officers. In addition, there was no arrangement or understanding between any executive officer and any other person pursuant to which any person was selected as an executive officer.

Our executive officers and directors are:

Name	Age	Positions Held

Thomas M. Johnson	44	President, Secretary, Treasurer and Director

Sheldon Silverman.	41	Director

Owen S-M Bethel	47	Director

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

In April 1994, he founded Hi-Tek Multimedia, Inc., a private California multimedia company specializing in development and production of interactive CD-ROMs and web sites for travel, golf, tourism and hospitality industries. From 1997 - 1998, he was a Director for Traveler's Aid, a non-profit organization assisting and aiding travelers with free information at numerous international airports. In the same year, Mr. Johnson was also a Director on the Advanced Technology Committee for the San Diego Convention and Visitors Bureau. From March 1999 to present, Mr. Johnson has been a technology and marketing consultant to the Secretary of Tourism for the Government of Baja California, Mexico. In addition, he is currently working with the Vietnamese government to develop a strategic marketing plan to promote tourism and investment for the country with the second fastest growing economy in Asia.

In 2000 - 2001, Hi-Tek produced the Carlsbad Vacation Planner CD-ROM for the Carlsbad Convention and Visitors Bureau, which won the top digital marketing award at HSMAI (Hospitality Sales and Marketing Association International) event with over 2000 entries worldwide. From July 2000 to June 2001, he was the president of Worldtradeshow.com, Inc., a company based in San Diego, California, that operates an interactive web portal designed to produce and promote virtual trade shows online. He became a director of that company in July 2000. During February 2001, Mr. Johnson founded Internet LOTO, a marketing company developing the latest online lottery technologies to assist in the promotions of state and government sanctioned lotteries worldwide. Mr. Johnson speaks and writes Vietnamese, Spanish and English fluently.

SHELDON SILVERMAN has been a director of Rimpac since February 14, 2002. From May 1996 to present, he serves as the president, chief executive officer, and a director of Interactive Processing, Inc., a company which designs and sells consumer electronic devices. In March 1999, Interactive Processing, Inc. changed its name to WorldTradeShow.com, Inc. That company, located in San Diego, California, operates an interactive web portal designed to produce and promote virtual trade shows online. Its stock is quoted on the Pink Sheets.

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

Mr. Bethel has participated in numerous international financial and legal conferences. He is a contributor to several professional manuals and trade magazines. He was instrumental in the development of legislation for the mutual funds industry and served on the Securities Market Task Force, a Bahamian governmental body responsible for the creation of a capital/securities market and stock exchange in the Bahamas. His firm launched the first publicly offered domestic mutual fund in The Bahamas. Mr. Bethel is the recipient of the CIBC/Ernst & Young Emerging Entrepreneur Award. He is a member of the International Fiscal Association, the International Tax Planners Association, and the Society for Trust and Estate Practitioners. Mr. Bethel also serves on the panel of the American Arbitration Association. He has served as chairman of the board of advisors to the Centre for Entrepreneurship at the College of The Bahamas, managing director of Inter-Trust Bank, and director of Surety Bank & Trust.

SECTION16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers and persons who hold more than 10% of a registered class of its equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of its equity securities. These individuals are required to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on review of the copies of such reports furnished to us and written representations that no other reports were required during the year ended December 31, 2003, all Section 16(a) filing requirements applicable to these individuals were complied with, except as described herein.

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

Our officers and directors are now and may in the future become shareholders, officers or directors of other companies, which may be formed for the purpose of engaging in business activities similar to us. Accordingly, additional direct conflicts of interest may arise in the future with respect to such individuals acting on behalf of us or other entities. Moreover, additional conflicts of interest may arise with respect to opportunities which come to the attention of such individuals in the performance of their duties or otherwise. Currently, we do not have a right of first refusal pertaining to opportunities that come to their attention and may relate to our business operations.

Our officers and directors are, so long as they are our officers or directors, subject to the restriction that all opportunities contemplated by our plan of operation which come to their attention, either in the performance of their duties or in any other manner, will be considered opportunities of, and be made available to us and the companies that they are affiliated with on an equal basis. A breach of this requirement will be a breach of the fiduciary duties of the officer or director. If we, or the companies with which the officers and directors are affiliated both desire to take advantage of an opportunity, then said officers and directors would abstain from negotiating and voting upon the opportunity. However, all directors may still individually take advantage of opportunities if we should decline to do so. Except as set forth above, we have not adopted any other conflict of interest policy with respect to such transactions.

We do not have any standing audit, nominating, or compensation committees of our board of directors.

CODE OF ETHICS

The Company has adopted a Code of Ethics for Senior Financial Officers that is applicable to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of our Code of Ethics for Senior Financial Officers is filed as an exhibit to this annual report on Form 10-KSB.

ITEM 10. EXECUTIVE COMPENSATION

The Summary Compensation Table below sets forth information for services in all capacities, which we paid or accrued for the periods ended December 31, 2003, 2002 and 2001. Other than as set forth herein, no executive officer's salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the annual dollar value of salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or declared.

Summary Compensation Table
		Annual Compensation			Long-Term Compensation

Name and Principal Position	Fiscal Year	Salary ($)	Bonus	Other Annual Compensation	Restricted Stock Awards	Securities Underlying Options	All Other Compensation

Thomas Johnson, President (3)	2003 2002	180,000 180,000				400,000

Georgia Knight, Former President (1)	2002 2001	- -

Leroy Halterman, Former President(2)	2001	-

(1) Ms. Knight served as President from February 19, 2001 to February 1, 2002.
(2) Mr. Halterman served as President from January 27, 1998 to February 19, 2001.
(3) During April 2002, the Company entered into a consulting and stock option agreement with the Company's Chief Executive Officer ("CEO"). As consideration for services to be rendered, the CEO receives a monthly fee of $15,000 and a stock option agreement to purchase 1,500,000 shares of the Company's common stock at $0.50 per share. Thomas Johnson monthly consulting fees are paid by Hi-Tek on behalf of the Company.

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

The options vest over a three-year period beginning February 6, 2002 and expire three years after option becomes exercisable. As of December 31, 2003, no options had yet been exercised.

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

OPTION/SAR GRANTS IN LAST CALENDAR YEAR

The following table provides information on options outstanding as of December 31, 2003 to individuals named as the Company's officers & directors.

OPTION/SAR GRANTS IN CALENDAR YEARS 2003 & 2002 [Individual Grants]

Name (a)	Number of securities underlying options/SARs granted (#) (b)	Percent of total options/SARs granted (c)	Exercise or base price ($/Sh) (d)	Expiration date (e)

Thomas Johnson	1,500,000	83.0	$0.50	02/06/2007

Owen Bethel	200,000	8.5	$1.00	03/27/2005

Sheldon Silverman	100,000	8.5	$0.85	05/13/2005

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 2003, an aggregate of 20,000,000 shares of the Company's common stock were issued and outstanding. For purposes of computing the percentages under the tables below, it is assumed that all options and warrants to acquire the Company's common stock which have been issued to the directors, executive officers and the holders of more that 5% of common stock and are fully vested or will become fully vested within 60 days of the date of this Annual Report have been exercised by these individuals and the appropriate number of shares of the Company's common stock have been issued to these individuals.

(a)Security Ownership of Certain Beneficial Owners.
The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2003 by each person known by us to beneficially own more than 5% of the outstanding shares of common stock, or preferred stock.

Title of class	Name and address of beneficial owner(1)	Amount and nature of beneficial ownership	Percent of class(2)

Common Stock	Owen S-M Bethel Saffrey Square, Bay Street & Bank Lane P.O. Box N-8303 Nassau, The Bahamas	8,720,834 (3)	41.3%

Common Stock	Thomas M. Johnson 3665 Ruffin Road, Suite 225 San Diego, California 92123	2,431,250 (4)	11.5%

Common Stock	Lee Johnson 3665 Ruffin Road, Suite 115 San Diego, California 92123	1,431,250	6.8%

(b) Security Ownership of Management.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2003 by each of our directors and named executive officers, and our directors and named executive officers as a group.

Title of class	Name and address of beneficial owner(1)	Amount and nature of beneficial ownership	Percent of class(2)

Common Stock	Owen S-M Bethel Saffrey Square, Bay Street & Bank Lane P.O. Box N-8303 Nassau, The Bahamas	8,720,834 (3)	41.3%

Common Stock	Thomas M. Johnson 3665 Ruffin Road, Suite 225 San Diego, California 92123	2,431,250 (4)	11.5%

Common Stock	Sheldon Silverman 3665 Ruffin Road, Suite 225 San Diego, California 92123	0	0

Common Stock	All Officers and Directors as a Group	11,152,084(5)	52.8%

(1) To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person's name.

(2) This table is based on 20,000,000 shares of Common Stock outstanding as of December 31, 2003, plus 1,133,334 option shares exercisable at year end. Where persons listed on this table have the right to obtain additional shares of common stock through the exercise of outstanding options or warrants or the conversion of convertible securities within 60 days from December 31, 2003, these additional shares are deemed to be outstanding for the purpose of computing the percentage of common stock owned by such persons.

(3) Includes 8,587,500 shares are held of record by Amoeba Corporation and 133,334 shares issuable upon the exercise of stock options granted to Mr. Bethel that are exercisable in the next 60 days.

(4) ) Includes 1,431,250 shares are held of record by Thomas Johnson and 1,000,000 shares issuable upon the exercise of stock options granted to Mr. Johnson that are exercisable in the next 60 days.

(5) Lee Johnson and Thomas Johnson are brothers; thus, Thomas Johnson may be deemed to indirectly have voting power over Lee Johnson's shares.

Messrs. Thomas Johnson and Owen Bethel may be deemed to be "parents" of our company within the meaning of the rules and regulations of the Securities and Exchange Commission.

CHANGES IN CONTROL

The debenture holder, upon conversion, would have effective control of the Company. As a result of the 90% discount contractually agreed too and the conversion price at the time of the election, the number of shares issued would exceed the total shares currently outstanding.

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

Hi-Tek Multimedia, Inc. and Internet LOTO entered into a service contract agreement. For $335,000, Hi-Tek agreed to provide marketing, production, and consulting services, including development of Internet LOTO's name and identity, development of the initial marketing plan, registration of Internet LOTO's domain names, design of the web site, development of the business plan, and research and analysis of the gaming and lottery business. The principals of Hi-Tek and Internet LOTO were the same at the time of the agreement: Thomas M. Johnson and Lee Johnson. Hi-Tek invoiced Internet LOTO $50,000 in November 2001 for additional work for developing its media kit concept. At December 31, 2003 and 2002, $1,943,119 and $1,416,199, respectively, was owed to Hi-Tek for services under this agreement and for Rimpac's expenses paid by Hi-Tek.

Rimpac signed a renewed Marketing & Services Contract Agreement with Hi-Tek on February 1, 2003. The agreement is attached as an exhibit to this Form 10-K. The essential terms of the agreement are as follows. The term of the agreement is January 1, 2003 to December 31, 2003. Hi-Tek agreed to provide a wide range of services to Rimpac's subsidiary, InternetLOTO.com, including marketing services, production services, and consulting services. Under the agreement, Hi-Tek is to receive $50,000 per month for one year. However, this agreement was later modified; specifically, Rimpac lacked funds to pay for the services under the renewed Marketing & Services Contract Agreement. Thus, effective April 1, 2003, the parties agreed that Hi-Tek would scale back its services and offer solely website hosting and email services for the price of $250 per month.

Currently, Thomas Johnson has no ownership interest in Hi-Tek. Lee Johnson currently owns a total of 1,431,250 Rimpac shares.

We believe that all of the transactions were made or entered into on terms that were no less favorable to us than those that could have been obtained from an unaffiliated third party.

ITEM 13. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Regulations under the Securities Exchange Act of 1934 require public companies to maintain disclosure controls and procedures, which are defined to mean a company's controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Within 90 days prior to the filing date of this Report (the 'Evaluation Date'), the Company's principal executive officer ('CEO') and principal financial officer ('CFO') carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures. Based on those evaluations, as of the Evaluation Date, the Company's CEO and CFO believe:

(i) that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the Company's management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure; and (ii) that the Company's disclosure controls and procedures are generally effective. However, the Company encountered various issues related to the valuation of certain stock option agreements, predecessor company debt obligations and classification of convertible debt obligations. As a result, the Company was not able to file its 2002 and 2003 annual reports and 2003 quarterly reports within the time periods specified in the SEC's rules and forms. The Company has taken appropriate steps to resolve the problems and implement procedures in order to file its future reports on a timely basis.

(b)Changes in Internal Controls. There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our internal controls subsequent to the evaluation date referred to above.

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

b. Exhibits:

Exhibit Number	Description

2.1	Share Exchange Agreement by and between Rimpac Resources Ltd. and the shareholders of Internet Loto, Inc. dated as of January 17, 2002 (1)

3.1	Articles of Incorporation, as amended (2)

3.2	Bylaws of the Corporation (2)

10.1	Service Contract Agreement between Hi-Tek Multimedia, Inc and Internet LOTO, Inc. dated October 5, 2001 (1)

10.2	Marketing & Production Services Retainer Agreement between Hi-Tek Multimedia, Inc. and Internet LOTO, Inc. dated January 2, 2002 (3)

10.3	Stock Options Agreement between Owen Bethel and Rimpac Resources Ltd. Dated March 27, 2002

10.4	Marketing & Services Contract Agreement between Rimpac Resources Ltd. and Hi-Tek Multimedia, Inc. dated February 1, 2003 (3)

10.5	Hi-Tek Multimedia, Inc. Modification Agreement

14.1	Code of Ethics

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)(Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)(Section 302 of the Sarbanes-Oxley Act of 2002)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

(1) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated February 1, 2002, file number 0-29481.

(2) Incorporated by reference to the exhibits to the registrant's registration statement on Form 10-SB, file number 0-29481.

(3) Incorporated by reference to the exhibits to the registrant's registration statement on Form 10-KSB, file number 0-29481.

14A. PRINCIPAL ACCOUNTANT FEES AND SERVICES, AUDIT FEES & AUDIT RELATED FEES.

During calendar year 2002 and 2003, the Company’s principal accountants billed $24,000 and $25,000, respectively, in fees that were directly associated with the preparation of annual and quarterly reports.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Thomas Johnson _______________________________ Thomas Johnson	RIMPAC RESOURCES LTD CEO, CFO and Director	July 6, 2004

Pursuant to the requirements of the Securities Exchange of 1934, the following persons in the capacities and on the dates stated have signed this report below.

Signature	Title	Date

/s/ Thomas Johnson _______________________________ Thomas Johnson	CEO, CFO and Director	July 6, 2004

/s/ Sheldon Silverman _______________________________ Sheldon Silverman	Director	July 6, 2004

/s/ Owen S-M Bethel _______________________________ Owen S-M Bethel	Director	July 6, 2004