Form 10QSB
period 2004-03-31
RIMPAC RESOURCES LTD/NM
filed 2004-10-27
CIK 1060080

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

For the quarterly period ended: March 31, 2004

Commission file number: 0-29481

RIMPAC RESOURCES LTD

(Name of small business issuer in its charter)

NEVADA	91-1921379
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3665 RUFFIN ROAD, SUITE 225, SAN DIEGO	92123
(Address of principal executive offices)	(Zip code)

Issuer's telephone number:

(866) 568-6266

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Exchange Act:

COMMON STOCK, $0.001 PAR VALUE (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes { } No {X}

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 20,000,000 shares of common stock as of September 7, 2004

FORWARD LOOKING STATEMENTS

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RIMPAC RESOURCES LTD.
(A DEVELOPMENT STAGE COMPANY)
Balance Sheet

March 31 (Unaudited) and December 31, (Audited)	2004	2003

Assets
Current assets
Cash	$ 1,858	$ 12,026
Total current assets	1,858	12,026

Computers, net	2,796	3,692
Gaming Engine	125,000	125,000
Web site	35,000	35,000
Total property and equipment	162,796	163,692
Total Assets	$ 164,654	$ 175,718

Liabilities and Stockholders' Deficit

Current Liabilities
Advances from related parties	$ 451,587	$ 430,587
Accounts payable-related parties	2,025,716	1,943,919
Accounts payable and accrued liabilities	61,009	60,209
Total current liabilities	2,538,312	2,434,715

Long Term Liabilities	-	-
Total Liabilities	2,538,312	2,434,715
Stockholders' Deficit
Common Stock, $0.001 par value, 50,000,000
shares authorized, 20,000,000 shares issued
and outstanding.	20,000	20,000
Estimated value of convertible debenture	52,833	51,333
Additional paid in capital	734,598	734,598
Accumulated deficit during development stage	(3,181,089)	(3,064,928)

Total stockholders' deficit	(2,373,658)	(2,258,997)
Total Liabilities and Stockholders' Deficit	$ 164,654	$ 175,718

RIMPAC RESOURCES LTD.
(A DEVELOPMENT STAGE COMPANY)
Statement of Operations

	Period from	Period from	September 19, 2001
	January 1, 2004	January 1, 2003	(Date of Inception)
	To	To	To
	March 31, 2004	March 31, 2003	March 31, 2004
	(Unaudited)	(Unaudited )	(Unaudited )

Sales	$-	-	-

Cost of sales	-	-	-

Gross profit	-	-	-

RESEARCH AND DEVELOPMENT	-	-	55,000

ADMINISTRATIVE AND SELLING EXPENSES
Professional and consulting fees	76,925	255,496	2,450,055
General and administrative expenses	9,195	14,415	180,635
Office occupancy	4,563	4,569	41,822
Marketing	21,600	20,500	316,050
Travel and entertainment	1,578	1,520	88,994
Total administrative expenses	113,861	296,500	3,077,556

Net Loss from operations	(113,861)	(296,500)	(3,132,556)

Interest expense	(1,500)	-	(2,833)
Beneficial conversion feature	-		(50,000)
Gain on debt settlement	-	-	7,500
Other	(800)	-	(3,200)

Total other income (expense)	(2,300)	-	(48,533)

Net loss	$(116,161)	$(296,500)	$(3,181,089)

Weighted Average Shares	20,000,000	20,000,000	20,000,000

Loss Per Common Share	$(0.006)	$(0.015)	(0.16)

RIMPAC RESOURCES LTD.
(A DEVELOPMENT STAGE COMPANY)
Statement of Cash Flows

	Period From	Period From	September 19, 2001
	January 1, 2004	January 1, 2003	(Date of Inception)
	To	To	To
	March 31, 2004	March 31, 2003	March 31, 2004
	(Unaudited)	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(116,161)	$(296,500)	$(3,181,089)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation	896	4,444	7,955
Stock issued for services			225,000
Estimated value of vested options			400,000
Gain on debt settlement			(7,500)
Beneficial conversion feature on convertible note			50,000
Reverse acquisition of Rimpac Resources			71,298
Increase (decrease) in liabilities
Accounts payable and accrued liabilties	800	(2,450)	76,809
Accounts payable-related parties	81,797	266,803	2,025,716
Interest accrued on convertible debentures	1,500		2,833
Net Cash Used by Operating Activities	(31,168)	(27,703)	(328,978)

Cash flows from investing activities:
Accquisition of equipment			(10,751)
Gaming engine			(125,000)
Web site			(35,000)
Net cash used by investing activities	-	-	(170,751)

Cash flows from financing activities:
Proceeds from convertible note payable			50,000
Proceeds from advances from related parties	21,000	25,800	451,587
Net cash provided by financing activities	21,000	25,800	501,587

Net (decrease) increase in cash	(10,168)	(1,903)	1,858

Cash at beginning of period	12,026	2,553	-

Cash at end of period	$1,858	$650	$1,858

SUPPLEMENTAL NON CASH INVESTING AND FINANCING ACTIVITIES:

During 2002, the Company issued 8,550,000 share of stock for consulting services to Amoeba Corporation.

The stock was valued based upon 3,000 hours of consulting services at $75.00 an hour, with a total value $225,000.

During 2002, the Company also issued stock options for services.

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
MARCH 31, 2004
(UNAUDITED)

1. ORGANIZATION AND BUSINESS COMBINATION

On January 17, 2002, Rimpac Resources Ltd ("Rimpac") entered into a share exchange agreement to acquire Internet Loto, Inc. The Company closed its acquisition of Internet Loto, Inc. pursuant to the terms of the share exchange agreement on February 1, 2002.

Rimpac issued 11,450,000 shares of its common stock to the shareholders of Internet Loto, Inc. and, following the acquisition, there were 20,000,000 shares of common stock of the Company issued and outstanding. The transaction has been accounted for as a reverse acquisition. As a result of the reverse acquisition, Rimpac Resources Ltd has continued as the operating entity and its historical financial statements have replaced those of InternetLoto.Inc. Internet Loto, Inc. is a wholly-owned subsidiary of Rimpac Resources Ltd.

Internet Loto, Inc. is developing and marketing InternetLOTO.com, the first global internet lottery web portal, where worldwide players may purchase e-tickets for various state and governmental sanctioned lotteries.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
Rimpac has experienced recurring losses, has an accumulated deficit of $3,181,089 and has not yet commenced operations. These factors, among others, raise substantial doubt as to its ability to obtain long-term debt or equity financing to continue its online and offline marketing programs, complete the web portal and, thereby, commence operations and the generation of revenues.

During the three months ended March 31, 2004, management has continued to seek additional capital investment to support its business ventures and provide the capital considered necessary to support operations.

Accordingly, the financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or other adjustments that might be necessary should the Company be unable to continue as a going concern.

Unaudited Interim Financial Information
The accompanying interim balance sheet as of March 31, 2004 and the statements of operations and cash flows for the three-month periods ended March 31, 2004 and 2003, and the period September 19, 2001 to March 31, 2004, together with the related notes are unaudited and, in the opinion of management, include all normal recurring adjustments that the Company considers necessary. Certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. A more complete description of accounting policies and disclosures is included in the Company's annual report on Form 10-KSB.

The results of operations for the three-month period ended March 31, 2004 are not necessarily indicative of operating results to be expected for the full year.

Fair Value of Financial Instruments
Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amounts of the Company's financial instruments as of March 31, 2004 and December 31, 2003 approximate their respective fair values because of the short-term nature of these instruments. Such instruments consist of cash, accounts payable and accrued expenses. The fair value of related party payables is not determinable.

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

Stock-Based Compensation
SFAS No. 123, "Accounting for Stock-Based Compensation," establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation as of the date of grant and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the current implicit value accounting method specified in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," to account for stock-based compensation.

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

Income (Loss) Per Common Share
Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of outstanding common shares during the periods presented. At March 31, 2004 and 2003, basic income (loss) per share and diluted income (loss) per share are the same amount because the impact of additional common shares that might have been issued under the Company's stock option agreements would be anti-dilutive.

Accounting Pronouncements
In May 2003, The Financial Accounting Standards Board issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both debt and equity and requires an issuer to classify the following instruments as liabilities in its balance sheet:

•	a financial instrument issued in the form of shares that is mandatorily redeemable and embodies an unconditional obligation that requires the issuer to redeem it by transferring its assets at a specific or determinable date or upon an event that is certain to occur;

•	a financial instrument, other than an outstanding share, that embodies an obligation to repurchase the issuer's equity shares, or is indexed to such an obligation, and requires the issuer to settle the obligation by transferring assets; and

•	a financial instrument that embodies an unconditional obligation that the issuer must settle by issuing a variable number of its equity shares if the monetary value of the obligation is based solely or predominately on (1) a fixed monetary amount, (2) variations in something other than the fair value of the issuer's equity shares, or (3) variations inversely related to changes in the fair value of the issuers equity shares.

SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is effective for all other financial instruments as of the first interim period beginning after June 15, 2003. SFAS No. 150 is to be implemented by reporting the cumulative effect of a change in accounting principle. The Company does not expect the adoption of SFAS No. 150 to have a material impact on its consolidated financial statements.

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

4. CONVERTIBLE DEBENTURE

On October 1, 2003, the Company received a loan for $50,000 and in consideration issued a $50,000 convertible secured promissory note, which accrues interest at a rate of 10% per year. The note and interest were originally due on November 30, 2003 and is currently due on demand. The interest rate on balances outstanding after maturity for payment is 12% per year. The number of shares of common stock into which the note is convertible shall be determined by dividing the aggregate principal amount together with all accrued interest to the date of conversion by the conversion price in effect at such time. The conversion price shall be equal to the lessor of (a) 10% of the average daily closing prices of Rimpac common stock for the three trading days immediately prior to the conversion and (b) 10% of the average daily closing prices of Rimpac common stock for the twenty trading days immediately after the date the note was executed. As of March 31, 2004, no amount of principal or interest has been converted to Rimpac common stock.

5. CAPITAL STRUCTURE

Preferred Stock
The Board of Directors has the authority to issue preferred stock and to fix and determine its series, relative rights and preferences. As of March 31, 2004 and December 31, 2003, no classes of preferred stock were authorized, issued or outstanding.

Common Stock
The Company has authorized 50,000,000 of $0.001 par common stock. As of March 31, 2004 and December 31, 2003, 20,000,000 shares were issued and outstanding.

On September 20, 2003 the Company entered into a mutual compromise agreement and mutual release with our contract accountant whereby he agreed to accept $10,000 in cash payable immediately and $15,000 of Rimpac's common stock to be paid in January of 2004 based upon the closing price of Rimpac's common stock on the last trading day of 2003, as full payment for a liability of $27,500 owed to him. As of the date of this report, the Company has not issued the stock as agreed, and retained the consultant to assist in the preparation of the financial statements for December 31, 2003 10KSB and the March 31, and June 30, 2004 10QSB’s. As of March 31, 2004 and December 31, 2003 the consultant was due $21,700 and $25,200, respectively, which was included in Accrued Liabilities.

6. RELATED PARTY TRANSACTIONS

Advances From Related Parties
As of March 31, 2004 the Company has unpaid stockholder advances of $451,587. Outstanding advances are non-interest bearing and are repayable upon demand.

Rimpac signed a renewed Marketing & Services Contract Agreement with Hi-Tek, a related party through common principals, on January 2, 2004. The essential terms of the agreement are as follows. The term of the agreement is January 1, 2004 to December 31, 2004. Hi-Tek agreed to provide a wide range of services to Rimpac's subsidiary, InternetLOTO.com including office administration, rent, utilities, internet services, including hosting, maintenance and e-mail support of the website. Under the agreement, Hi-Tek is to receive $12,500 per month for one year. As of March 31, 2004 and December 31, 2003, Hi-Tek was owed $2,025,716 and $1,943,919, respectively, under the terms of this and previous agreements.

Reverse Acquisition
Owen Bethel, a director of the Company, controls Amoeba Corporation which received 8,587,500 shares of the Company's stock as part of the reverse acquisition with Internet Loto, Inc. Additionally, during March 2002, the Company entered into a stock option agreement with Mr. Bethel to purchase 200,000 shares of the Company's common stock at $1.00 per share.

The options vest over a three-year period, beginning March 27, 2002 and expire three years after option becomes exercisable. As of March 31, 2004, no options had yet been exercised.

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

The options vest over a three-year period beginning February 6, 2002 and expire three years after the options become exercisable. As of March 31, 2004, no options had yet been exercised.

Additionally, the Company may offer to the CEO an additional 2,000,000, shares at $5.00 per share, vested over three years, effective February 6, 2005 to February 6, 2008.

Shareholder and Consultant

During May 2002, the Company entered into one-year agreement with a shareholder to provide consulting services to the Company. As consideration for services to be rendered, the consultant receives a monthly fee of $7,000 and a stock option agreement to purchase 100,000 shares of the Company's common stock at $0.85 per share. Subsequent to March 31, 2004, the Company extended the consulting agreement for an additional year on similar terms, with no additional options.

Additionally, should cash flow not allow for payment of services, the consultant has the option to accept the Company's common stock as payment valuing the shares at the then current market value of the date of issuance. As of March 31, 2004, approximately $153,500 in fees is unpaid and is included in advances from related parties in the balance sheet.

The options expire after three years, and vest upon the Company generating revenues of at least $100,000. As of March 31, 2004, no options had yet been exercised.

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

REVENUE

Prior to the reverse acquisition of Internet LOTO, Rimpac Resources was inactive, other than maintaining its status as a reporting company. From inception, September 19, 2001 to March 31, 2004, the companies did not generate any revenues.

OPERATING EXPENSE

Operating expense consists primarily of consulting expense, rent and professional fees. Operating expense was $113,861 for the three-month period ended March 31, 2004 compared to $296,500 for the comparable period ended March 31, 2003.

NET LOSS

The Company incurred a net loss of $116,161 for the three month period ended March 31, 2004 compared to net loss of $296,500 for the period ended March 31, 2003. For the periods ended March 31, 2004 and 2003, we incurred a loss of $0.006 and $0.015 per share, respectively. The Company's near term focus is to become profitable by opening of revenue operations in Vietnam and Mexico. However, the Company believes that it will still incur losses in the near term and cannot assure that the Company will be profitable in the future.

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

LONG-TERM FINANCING

The Company believes that its anticipated funds from operations will be insufficient to fund its working capital and other requirements through December 31, 2004. Therefore, the Company will be required to seek additional funds either through debt or equity financing to continue its long-term operations ("Additional Funds"). Should the Company fail to raise the additional capital, the Company will have insufficient funds for the Company's intended operations for the next twelve months that may have a material adverse effect on the Company's long-term results of operations.

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

PLAN OF OPERATION

We have a development strategy for the implementation of Phase I of the plan, but it will require $2,000,000 to complete. To accomplish this goal, we are currently seeking debt financing to fund our operations and future growth.

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

ITEM 3. QUANTATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET
RISK

We face exposure to fluctuations in the price of our common stock due to the very limited cash resources. For example, the Company has very limited resources to pay legal and accounting professionals. If we are unable to pay a legal or accounting professional in order to perform various professional services for the company, it was difficult, if not impossible, for the Company to maintain its reporting status under the '34 Exchange Act. If the Company felt that it was likely that it would not be able to maintain its reporting status. In any case, the Company was not able to maintain its reporting status, thus it was "delisted" and this could potentially cause an investor or an existing shareholder to lose all or part of his investment.

ITEM 4. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Regulations under the Securities Exchange Act of 1934 require public companies to maintain 'disclosure controls and procedures,' which are defined to mean a company's controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Within 90 days prior to the filing date of this Report (the 'Evaluation Date'), the Company's principal executive officer ('CEO') and principal financial officer ('CFO') carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures. Based on those evaluations, as of the Evaluation Date, the Company's CEO and CFO believe:

(i) that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the Company's management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure; and

(ii) that the Company's disclosure controls and procedures are generally effective. However, the Company encountered various issues related to the valuation of certain stock option agreements and predecessor company debt obligations. As a result, the Company was not able to file its 2002 and 2003 annual reports and 2003 and 2004 quarterly reports within the time periods specified in the SEC's rules and forms. The Company is still experiencing difficulty in filing on a timely basis as a result of limited capital to pay for the required services necessary.

(b) Changes in Internal Controls. There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our internal controls subsequent to the evaluation date referred to above.

PART II - OTHER INFORMATION

ITEM 4. LEGAL PROCEEDINGS

We are not subject to any material legal proceedings.

ITEM 5. CHANGES IN SECURITIES

In October 2003, the Company issued a convertible note for $50,000, which was due and payable on November 30, 2003, and is currently due upon demand. The convertible note originally accrued interest at the rate of 10% per annum, and if not paid upon maturity, accrues an additional 2% (12%) on the unpaid principal and interest balance. As the date of this report, the loan remains unpaid.

The convertible debenture contains a beneficial conversion feature, as the debenture is convertible into common shares at prices that are less than the market price at the date of issuance. This conversion price is 10% of the market price as of the time of conversion. The debenture, along with unpaid interest, can be converted at any time after issuance. Therefore, a total of $50,000 for beneficial conversion features in connection with the debentures has been charged to operations in the current fiscal year. In addition, due to the nature of the note, and as required by SFAS No. 150, it has been classified as Estimated Value of Convertible Debenture in the equity section.

The debenture holder, upon conversion, would have effective control of the Company. As a result of the 90% discount contractually agreed too and the conversion price at the time of the election, the number of shares issued would exceed the total shares currently outstanding.

ITEM 6. DEFAULT IN SENIOR SECURITIES

None

ITEM 7. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of security holders during the reporting period.

ITEM 8. EXHIBITS AND REPORTS ON FORM 8-K.

a. Reports on Form 8-K:

We filed no reports on Form 8-K during the reporting period.

b. Exhibits:

Exhibit Number	Description
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Rule 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Rule 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Thomas Johnson _______________________________ Thomas Johnson	RIMPAC RESOURCES LTD President, Secretary, Treasurer and Director	October 25, 2004