Form 10QSB
period 2004-06-30
RIMPAC RESOURCES LTD/NM
filed 2004-10-28
CIK 1060080

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

For the quarterly period ended: June 30, 2004

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RIMPAC RESOURCES LTD.
(A DEVELOPMENT STAGE COMPANY)
Balance Sheet

June 30 (Unaudited) and December 31, (Audited)	2004	2003

Assets
Current assets
Cash	$1,613	$12,026
Total current assets	1,613	12,026

Computers, net	1,900	3,692
Gaming Engine	125,000	125,000
Web site	35,000	35,000
Total property and equipment	161,900	163,692
Total Assets	$163,513	$175,718

Liabilities and Stockholders' Deficit

Current Liabilities
Advances from related parties	$472,587	$430,587
Accounts payable-related parties	2,106,678	1,943,919
Accounts payable and accrued liabilities	68,809	60,209
Total current liabilities	2,648,074	2,434,715

Long Term Liabilities	-	-
Total Liabilities	2,648,074	2,434,715
Stockholders' Deficit
Common Stock, $0.001 par value, 50,000,000
shares authorized, 20,000,000 shares issued
and outstanding.	20,000	20,000
Estimated value of convertible debenture	54,333	51,333
Additional paid in capital	734,598	734,598
Accumulated deficit during development stage	(3,293,492)	(3,064,928)

Total stockholders' deficit	(2,484,561)	(2,258,997)
Total Liabilities and Stockholders' Deficit	$163,513	$175,718

RIMPAC RESOURCES LTD.
(A DEVELOPMENT STAGE COMPANY)
Statement of Operations
	Period from	Period from	Period from
			September19, 2001
	April 1, 2004	April 1, 2003	(Date of Inception)
	To	To	To
	June 30, 2004	June 30, 2003	June 30, 2004
	(Unaudited)	(Unaudited)	(Unaudited)

Sales	$-	$-	$-

Cost of sales	-	-	-

Gross profit	-	-	-

RESEARCH AND DEVELOPMENT	-	-	55,000

ADMINISTRATIVE AND SELLING EXPENSES
Professional and consulting fees	73,750	90,550	2,523,805
General and administrative expenses	9,233	9,703	189,868
Office occupancy	4,563	4,578	46,385
Marketing	21,600	21,600	337,650
Travel and entertainment	1,758	1,266	90,752
Total administrative expenses	110,904	127,697	3,188,460

Net Loss from operations	(110,904)	(127,697)	(3,243,460)

Interest expense	(1,500)	-	(4,333)
Beneficial conversion feature	-		(50,000)
Gain on debt settlement	-	-	7,500
Other	-		(3,200)

Total other income (expense)	(1,500)	-	(50,033)

Net loss	$(112,404)	$(127,697)	$(3,293,493)

Weighted Average Shares	20,000,000	20,000,000	20,000,000

Loss Per Common Share	$(0.006)	$(0.006)	$(0.16)

RIMPAC RESOURCES LTD.
(A DEVELOPMENT STAGE COMPANY)
Statement of Operations
	Period from	Period from	Period from
			September 19, 2001
	January 1, 2004	January 1, 2003	(Date of Inception)
	To	To	To
	June 30, 2004	June 30, 2003	June 30, 2004
	(Unaudited)	(Unaudited)	(Unaudited)

Sales	$-	-	-

Cost of sales	-	-	-

Gross profit	-	-	-

RESEARCH AND DEVELOPMENT	-	-	55,000

ADMINISTRATIVE AND SELLING EXPENSES
Professional and consulting fees	150,675	346,046	2,545,405
General and administrative expenses	18,428	24,118	189,868
Office occupancy	9,127	9,147	46,385
Marketing	43,200	42,100	316,050
Travel and entertainment	3,334	2,787	90,751
Total administrative expenses	224,764	424,198	3,188,459

Net Loss from operations	(224,765)	(424,198)	(3,243,459)

Interest expense	(3,000)	-	(4,333)
Beneficial conversion feature	-		(50,000)
Gain on debt settlement	-	-	7,500
Other	(800)		(3,200)

Total other income (expense)	(3,800)	-	(50,033)

Net loss	$(228,565)	$(424,198)	$(3,293,492)

Weighted Average Shares	20,000,000	20,000,000	20,000,000

Loss Per Common Share	$(0.011)	$(0.021)	(0.16)

RIMPAC RESOURCES LTD.
(A DEVELOPMENT STAGE COMPANY)
Statement of Cash Flows

	Period From	Period From
			September 19, 2001
	January 1, 2004	January 1, 2003	(Date of Inception)
	To	To	To
	June 30, 2004	June 30, 2003	June 30, 2004

Cash flows from operating activities:
Net loss	$(228,565)	$(424,198)	$(3,293,492)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation	1,792	5,303	8,851
Stock issued for services			225,000
Estimated value of vested options			400,000
Gain on debt settlement			(7,500)
Beneficial conversion feature on convertible note			50,000
Reverse acquisition of Rimpac Resources			71,298
Increase (decrease) in liabilities
Accounts payable and accrued liabilties	8,600	1,550	84,609
Accounts payable-related parties	162,759	363,814	2,106,678
Interest accrued on convertible debentures	3,000		4,333
Net Cash Used by Operating Activities	(52,413)	(53,531)	(350,224)

Cash flows from investing activities:
Acquisition of equipment			(10,751)
Gaming engine			(125,000)
Web site			(35,000)
Net cash used by investing activities	-	-	(170,751)

Cash flows from financing activities:
Proceeds from convertible note payable			50,000
Proceeds from advances from related parties	42,000	52,300	472,587
Net cash provided by financing activities	42,000	52,300	522,587

Net (decrease) increase in cash	(10,413)	(1,231)	1,613

Cash at beginning of period	12,026	2,553	-

Cash at end of period	$1,613	$1,322	$1,613

SUPPLEMENTAL NON CASH INVESTING AND FINANCING ACTIVITIES:
During 2002, the Company issued 8,550,000 share of stock for consulting services to Amoeba Corporation.
The stock was valued based upon 3,000 hours of consulting services at $75.00 an hour, with a total value $225,000.
During 2002, the Company also issued stock options for services.
The value of the options were calculated using a Black-Scholes pricing model.
The total value of the options is $400,000.

SUPPLEMENTAL INFORMATION:

Interest paid	$-	$-	$-
Taxes paid	$-	$-	$-

RIMPAC RESOURCES LTD
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2004

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Rimpac has experienced recurring losses, has an accumulated deficit of $3,293,492 and has not yet commenced operations. These factors, among others, raise substantial doubt as to its ability to obtain long-term debt or equity financing to continue its online and offline marketing programs, complete the web portal and, thereby, commence operations and the generation of revenues.

During the six months ended June 30, 2004, management has continued to seek additional capital investment to support its business ventures and provide the capital considered necessary to support operations.

Accordingly, the financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or other adjustments that might be necessary should the Company be unable to continue as a going concern.

Unaudited Interim Financial Information

The accompanying interim balance sheet as of June 30, 2004 and the statements of operations and cash flows for the three and six-month periods ended June 30, 2004 and 2003, and the period September 19, 2001 to June 30, 2004, together with the related notes are unaudited and, in the opinion of management, include all normal recurring adjustments that the Company considers necessary. Certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. A more complete description of accounting policies and disclosures is included in the Company's annual report on Form 10-KSB.

The results of operations for the three and six-month periods ended June 30, 2004 are not necessarily indicative of operating results to be expected for the full year.

Fair Value of Financial Instruments

Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amounts of the Company's financial instruments as of June 30, 2004 and December 31, 2003 approximate their respective fair values because of the short-term nature of these instruments. Such instruments consist of cash, accounts payable and accrued expenses. The fair value of related party payables is not determinable.

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

Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of outstanding common shares during the periods presented. At June 30, 2004 and 2003, basic income (loss) per share and diluted income (loss) per share are the same amount because the impact of additional common shares that might have been issued under the Company's stock option agreements would be anti-dilutive.

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

4. CONVERTIBLE DEBENTURE

On October 1, 2003, the Company received a loan for $50,000 and in consideration issued a $50,000 convertible secured promissory note, which accrues interest at a rate of 10% per year. The note and interest were originally due on November 30, 2003 and is currently due on demand. The interest rate on balances outstanding after maturity for payment is 12% per year. The number of shares of common stock into which the note is convertible shall be determined by dividing the aggregate principal amount together with all accrued interest to the date of conversion by the conversion price in effect at such time. The conversion price shall be equal to the lessor of (a) 10% of the average daily closing prices of Rimpac common stock for the three trading days immediately prior to the conversion and (b) 10% of the average daily closing prices of Rimpac common stock for the twenty trading days immediately after the date the note was executed. As of June 30, 2004, no amount of principal or interest has been converted to Rimpac common stock.

5. CAPITAL STRUCTURE

Preferred Stock

The Board of Directors has the authority to issue preferred stock and to fix and determine its series, relative rights and preferences. As of June 30, 2004 and December 31, 2003, no classes of preferred stock were authorized, issued or outstanding.

Common Stock

The Company has authorized 50,000,000 of $0.001 par common stock. As of June 30, 2004 and December 31, 2003, 20,000,000 shares were issued and outstanding.

On September 20, 2003 the Company entered into a mutual compromise agreement and mutual release with our contract accountant whereby he agreed to accept $10,000 in cash payable immediately and $15,000 of Rimpac's common stock to be paid in January of 2004 based upon the closing price of Rimpac's common stock on the last trading day of 2003, as full payment for a liability of $27,500 owed to him. As of the date of this report, the Company has not issued the stock, and retained the consultant to assist in the completion of the December 31, 2003 10KSB and the March 31, and June 30, 2004 10QSB’s. The amount due the consultant as of June 30, 2004 and December 31, 2003, is $21,700 and $28,700, respectively, which is included in accrued liabilities.

6. RELATED PARTY TRANSACTIONS

Advances From Related Parties

As of June 30, 2004 the Company has unpaid stockholder advances of $472,587. Outstanding advances are non-interest bearing and are repayable upon demand.

Rimpac signed a renewed Marketing & Services Contract Agreement with Hi-Tek, a related party through common principals, on January 2, 2004. The essential terms of the agreement are as follows. The term of the agreement is January 1, 2004 to December 31, 2004. Hi-Tek agreed to provide a wide range of services to Rimpac's subsidiary, InternetLOTO.com including office administration, rent, utilities, internet services, including hosting, maintenance and e-mail support of the website. Under the agreement, Hi-Tek is to receive $12,500 per month for one year. As of June 30, 2004 and December 31, 2003, Hi-Tek was owed $2,106,678 and $1,943,919, respectively, under the terms of this and previous agreements.

As of the period ended June 30, 2004, Hi-Tek has advanced a loan in the amount of $8,300 to Rimpac. The loan is non-interest bearing and repayable upon demand.

Reverse Acquisition

Owen Bethel, a director of the Company, controls Amoeba Corporation which received 8,587,500 shares of the Company's stock as part of the reverse acquisition with Internet Loto, Inc. Additionally, during March 2002, the Company entered into a stock option agreement with Mr. Bethel to purchase 200,000 shares of the Company's common stock at $1.00 per share.

The options vest over a three-year period, beginning March 27, 2002 and expire three years after option becomes exercisable. As of June 30, 2004, no options had yet been exercised.

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

The options vest over a three-year period beginning February 6, 2002 and expire three years after the options become exercisable. As of June 30, 2004, no options had yet been exercised.

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

Additionally, should cash flow not allow for payment of services, the consultant has the option to accept the Company's common stock as payment valuing the shares at the then current market value of the date of issuance. As of June 30, 2004, approximately $174,500 in fees is unpaid and is included in advances from related parties in the balance sheet.

The options expire after three years, and vest upon the Company generating revenues of at least $100,000. As of June 30, 2004, no options had yet been exercised.

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

REVENUE

Prior to the reverse acquisition of Internet LOTO, Rimpac Resources was inactive, other than maintaining its status as a reporting company. From inception, September 19, 2001 to June 30, 2004, the companies did not generate any revenues.

OPERATING EXPENSE

Operating expense consists primarily of consulting expense, rent and professional fees. Operating expense was $110,904 and $224,765 for the three and six-month periods ended June 30, 2004 compared to $127,697 and $424,198 for the comparable three and six-month periods ended June 30, 2003.

NET LOSS

The Company incurred a net loss of $112,404 and $228,565 for the three and six-month periods ended June 30, 2004 compared to net loss of $127,697 and $424,198 for the comparable three and six-month periods ended June 30, 2003. For the three-month period ended June 30, 2004 and 2003, we incurred a loss of $0.006 and $0.006 per share, respectively. For the six-month period ended June 30, 2004 and 2003, we incurred a loss of $0.011 and $0.021 per share, respectively. The Company's near term focus is to become profitable by opening of revenue operations in Vietnam and Mexico. However, the Company believes that it will still incur losses in the near term and cannot assure that the Company will be profitable in the future.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 4. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Regulations under the Securities Exchange Act of 1934 require public companies to maintain 'disclosure controls and procedures,' which are defined to mean a company's controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Within 90 days prior to the filing date of this Report (the 'Evaluation Date'), the Company's principal executive officer ('CEO') and principal financial officer ('CFO') carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures. Based on those evaluations, as of the Evaluation Date, the Company's CEO and CFO believe:

(i) that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the Company's management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure; and

(ii) that the Company's disclosure controls and procedures are generally effective. However, the Company encountered various issues related to the valuation of certain stock option agreements and predecessor company debt obligations. As a result, the Company was not able to file its 2002 and 2003 annual reports and 2003 and 2004 quarterly reports within the time periods specified in the SEC's rules and forms. The Company is still experiencing difficulty in fling on a timely basis as a result of limited capital to pay for required services.

(b) Changes in Internal Controls. There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our internal controls subsequent to the evaluation date referred to above.

PART II - OTHER INFORMATION

ITEM 4. LEGAL PROCEEDINGS

We are not subject to any material legal proceedings.

ITEMS 5. CHANGES IN SECURITIES

In October 2003, the Company issued a convertible note for $50,000, which was due and payable on November 30, 2003, and is currently due upon demand. The convertible note originally accrued interest at the rate of 10% per annum, and if not paid upon maturity, accrues an additional 2% (12%) on the unpaid principal balance. As the date of this report, the loan remains unpaid.

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

ITEMS 6. DEFAULT IN SENIOR SECURITIES

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

/s/ Thomas Johnson _______________________________ Thomas Johnson	RIMPAC RESOURCES LTD President, Secretary, Treasurer and Director	October 28, 2004